Form 10QSB
period 2004-09-30
Lincoln Park Bancorp
filed 2004-12-13
CIK 1294206

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          -----------------------------

                                   FORM 10-QSB
(Mark One)

-------
   X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------      EXCHANGE ACT OF 1934


For the quarterly period ended                September 30, 2004
                                 -----------------------------------------------

                                       OR

-------
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------      EXCHANGE ACT OF 1934

For the transition period from               To
                                 ----------      -------------------------------


                        Commission File Number 333-116639


                              LINCOLN PARK BANCORP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Federal                                                   61-1479859
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification Number)


31 Boonton Turnpike, Lincoln Park, New Jersey             07035
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code        973-694-0330
                                                     ---------------------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes_____  No__X*__

        Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act)   Yes_____  No__X*__

        The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, $0.01 par value, no shares outstanding as of DECEMBER 10, 2004*.

        Transitional Small Business Disclosure Format:   Yes_____  No__X*__

      * The registrant's Registration Statement on Form SB-2 was declared effective on October 28, 2004.


                                                 LINCOLN PARK BANCORP

                                                         INDEX

                                                                                                             Page
PART I - FINANCIAL INFORMATION                                                                              Number
                                                                                                         ------------
      Item 1:  Financial Statements (Unaudited)
                 Lincoln Park Bancorp (the "Company") was formed to serve as the stock Holding company for Lincoln Park Savings Bank (the "Bank')
                 as part of the reorganization into a mutual holding company structure. As of the date hereof, the Bank has not completed its reorganization, and accordingly, the Company has not issued any stock, has no assets or liabilities, and has not conducted any business other than that of an organizational nature. For a further discussion of the Company's formation and operations, see the Company's Registration Statement on Form SB-2, as
                 amended, initially filed on June 18, 2004 and declared effective on October 28, 2004 (File Number 333-116639). Based upon the foregoing, the unaudited Interim Financial Statements filed as a part of this quarterly report are those of the Bank as follows:

               Statements of Financial Condition
                 at September 30, 2004 and December 31, 2003                                                  1

               Statements of Income for the Three Months and
                 Nine Months Ended September 30, 2004 and 2003                                                2

               Statements of Comprehensive Income for the Three
                 Months and Nine Months Ended September 30, 2004 and 2003                                     3

               Statements of Cash Flows for the Nine Months
                 Ended September 30, 2004 and 2003                                                            4

               Notes to Financial Statements                                                                  5

      Item 2:  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                              6 - 11

      Item 3:  Controls and Procedures                                                                        12

PART II - OTHER INFORMATION                                                                                   13

      Item 1:  Legal Proceedings

      Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

      Item 3:  Default upon Senior Securities

      Item 4:  Submission of Matters to a Vote of Security Holders

      Item 5:  Other information

      Item 6:  Exhibits

SIGNATURES                                                                                                    14


                                              LINCOLN PARK SAVINGS BANK
                                          STATEMENTS OF FINANCIAL CONDITION
                                          ---------------------------------
                                                     (Unaudited)


                                                                                   September 30,       December 31,
ASSETS                                                                                 2004                2003
------                                                                            --------------      --------------
Cash and amounts due from depository institutions                                 $    1,140,914      $    1,423,614
Interest-bearing deposits in other banks                                               1,691,431           1,658,854
                                                                                  --------------      --------------

         Total cash and cash equivalents                                               2,832,345           3,082,468

Term deposits                                                                             79,599           1,060,190
Securities available for sale                                                          4,356,344           5,811,339
Securities held to maturity, estimated fair value of $14,679,000
  and $13,496,000, respectively                                                       14,709,853          13,507,348
Loans receivable, net of allowance for loan losses of $138,886
  and $126,206, respectively                                                          56,642,516          48,913,463
Premises and equipment                                                                   931,855             940,598
Federal Home Loan Bank stock, at cost                                                    863,300             569,500
Interest receivable                                                                      417,880             355,881
Other assets                                                                             447,186              40,343
                                                                                  --------------      --------------

         Total assets                                                             $   81,280,878      $   74,281,130
                                                                                  ==============      ==============

LIABILITIES AND RETAINED EARNINGS

Liabilities:
      Deposits                                                                    $   58,052,799      $   57,290,264
      Advances from Federal Home Loan Bank of New York                                17,265,329          11,389,477
      Advance payments by borrowers for taxes and insurance                              355,383             291,545
      Other liabilities                                                                  194,467             179,516
                                                                                  --------------      --------------

         Total liabilities                                                            75,867,978          69,150,802
                                                                                  --------------      --------------

Retained earnings
      Retained earnings - substantially restricted                                     5,398,749           5,104,900
      Accumulated other comprehensive income -
        unrealized gain on securities available for sale                                  14,151              25,428
                                                                                  --------------      --------------

         Total retained earnings                                                       5,412,900           5,130,328
                                                                                  --------------      --------------

         Total liabilities and retained earnings                                  $   81,280,878      $   74,281,130
                                                                                  ==============      ==============

See notes to financial statements.


                                                      LINCOLN PARK SAVINGS BANK
                                                        STATEMENTS OF INCOME
                                                        --------------------
                                                             (Unaudited)


                                                                      Three Months Ended                 Nine Months Ended
                                                                        September 30,                      September 30,
                                                                -----------------------------      -----------------------------
                                                                    2004             2003              2004             2003
                                                                ------------     ------------      ------------     ------------
Interest income:
      Loans                                                     $    711,645     $    616,890      $  2,048,350     $  1,717,666
      Securities                                                     212,306          193,086           646,521          631,950
      Other interest-earning assets                                    5,377           15,259            20,758           68,024
                                                                ------------     ------------      ------------     ------------

              Total interest income                                  929,328          825,235         2,715,629        2,417,640
                                                                ------------     ------------      ------------     ------------

Interest expense:
      Deposits                                                       233,322          239,988           679,623          756,117
      Advances and other borrowed money                              116,462           52,929           305,006          157,131
                                                                ------------     ------------      ------------     ------------

              Total interest expense                                 349,784          292,917           984,629          913,248
                                                                ------------     ------------      ------------     ------------

Net interest income                                                  579,544          532,318         1,731,000        1,504,392
Provision for loan losses                                             24,176           10,215            10,680           20,564
                                                                ------------     ------------      ------------     ------------

Net interest income after provision for loan losses                  555,368          522,103         1,720,320        1,483,828
                                                                ------------     ------------      ------------     ------------

Non-interest income:
      Fees and service charges                                        21,647           22,345            66,272           64,140
      Gains on sale of securities                                          -                -             2,075            2,885
      Miscellaneous                                                    5,358            6,661            16,419           17,978
                                                                ------------     ------------      ------------     ------------

              Total non-interest income                               27,005           29,006            84,766           85,003
                                                                ------------     ------------      ------------     ------------

Non-interest expenses:
      Salaries and employee benefits                                 214,994          188,152           616,927          553,631
      Net occupancy expense of premises                               27,049           30,201            82,269           90,516
      Equipment                                                       49,146           52,156           146,801          157,018
      Advertising                                                      6,387           10,095            23,522           28,398
      Miscellaneous                                                  242,359          108,713           455,874          315,797
                                                                ------------     ------------      ------------     ------------

              Total non-interest expenses                            539,935          389,317         1,325,393        1,145,360
                                                                ------------     ------------      ------------     ------------

Income before income taxes                                            42,438          161,792           479,693          423,471
Income taxes                                                          14,128           65,697           185,844          169,186
                                                                ------------     ------------      ------------     ------------

Net income                                                      $     28,310     $     96,095      $    293,849     $    254,285
                                                                ============     ============      ============     ============

Net income per common share:
         Basic/diluted                                                   N/A              N/A               N/A              N/A
                                                                ============     ============      ============     ============

Weighted average number of common shares and
  common stock equivalents outstanding:
         Basic/diluted                                                   N/A              N/A               N/A              N/A
                                                                ============     ============      ============     ============

See notes to financial statements.


                                                      LINCOLN PARK SAVINGS BANK
                                                 STATEMENTS OF COMPREHENSIVE INCOME
                                                 ----------------------------------
                                                             (Unaudited)


                                                                     Three Months Ended                   Nine Months Ended
                                                                        September 30,                       September 30,
                                                                -----------------------------      -----------------------------
                                                                    2004             2003              2004             2003
                                                                ------------     ------------      ------------     ------------
Net income                                                      $     28,310     $     96,095      $    293,849     $    254,285
                                                                ------------     ------------      ------------     ------------

Other comprehensive income (loss), net of income taxes:
      Gross unrealized holding gain (loss) on
        securities available for sale                                 63,461          (10,919)          (18,877)          24,319
      Deferred income taxes                                          (25,350)           4,332             7,600           (8,697)
                                                                ------------     ------------      ------------     ------------

                                                                      38,111           (6,587)          (11,277)          15,622
                                                                ------------     ------------      ------------     ------------

Reclassification adjustment for realized gain on securities
  available for sale                                                       -                -                 -           (3,806)
Deferred income taxes                                                      -                -                 -            1,520
                                                                ------------     ------------      ------------     ------------

                                                                           -                -                 -           (2,286)
                                                                ------------     ------------      ------------     ------------

Other comprehensive income (loss)                                     38,111           (6,587)          (11,277)          13,336
                                                                ------------     ------------      ------------     ------------

Comprehensive income                                            $     66,421     $     89,508      $    282,572     $    267,621
                                                                ============     ============      ============     ============

See notes to financial statements.


                                                    LINCOLN PARK SAVINGS BANK
                                                     STATEMENTS OF CASH FLOWS
                                                     ------------------------
                                                           (Unaudited)


                                                                                                    Nine Months Ended
                                                                                                      September 30,
                                                                                           -------------------------------------
                                                                                                 2004                2003
                                                                                           -----------------   -----------------
Cash flows from operating activities:
     Net income                                                                            $         293,849   $         254,285
     Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation of premises and equipment                                                        49,210              63,209
        Amortization and accretion, net                                                               47,417              33,883
        Gain on sale of securities available for sale                                                      -              (3,806)
        Gain on sale of security held to maturity                                                          -              (1,349)
        (Gain) loss on calls of term deposits and securities held to maturity                         (2,075)              2,270
        Provision for loan losses                                                                     10,680              20,564
        (Increase) decrease in interest receivable                                                   (61,999)             20,926
        (Increase) decrease in other assets                                                         (406,843)              9,743
        Increase in accrued interest payable                                                          14,079               8,198
        Increase in other liabilities                                                                  8,966              10,319
                                                                                           -----------------   -----------------

            Net cash (used in) provided by operating activities                                      (46,716)            418,242
                                                                                           -----------------   -----------------

Cash flows from investing activities:
     Purchases of term deposits                                                                            -            (792,000)
     Proceeds from maturities and calls of term deposits                                             984,000           2,375,318
     Purchases of securities available for sale                                                            -          (1,100,000)
     Proceeds from maturities and calls of securities available for sale                           1,350,000             700,000
     Principal repayments on securities available for sale                                            71,826             395,078
     Proceeds from sales of securities available for sale                                                  -             103,362
     Purchases of securities held to maturity                                                     (3,337,775)         (5,709,507)
     Proceeds from maturities and calls of securities held to maturity                             1,615,000           7,300,000
     Principal repayments on securities held to maturity                                             513,465           1,671,325
     Proceeds from sale of security held to maturity                                                       -             100,000
     Net change in loans receivable                                                               (7,767,387)        (14,109,593)
     Additions to premises and equipment                                                             (40,467)             (4,241)
     Purchase of Federal Home Loan Bank of New York stock                                           (312,900)            (54,300)
     Redemption of Federal Home Loan Bank of New York stock                                           19,100              13,500
                                                                                           -----------------   -----------------

            Net cash (used in) investing activities                                               (6,905,138)         (9,111,058)
                                                                                           -----------------   -----------------

Cash flows from financing activities:
     Net increase in deposits                                                                        762,041           3,745,874
     Proceeds from advances from Federal Home Loan Bank of New York                               12,550,000           5,750,000
     Repayments of advances from Federal Home Loan Bank of New York                               (6,674,148)         (2,030,208)
     Net increase in payments by borrowers for taxes and insurance                                    63,838              70,165
                                                                                           -----------------   -----------------

            Net cash provided by financing activities                                              6,701,731           7,535,831
                                                                                           -----------------   -----------------

Net (decrease) in cash and cash equivalents                                                         (250,123)         (1,156,985)
Cash and cash equivalents - beginning                                                              3,082,468           3,560,930
                                                                                           -----------------   -----------------

Cash and cash equivalents - ending                                                         $       2,832,345   $       2,403,945
                                                                                           =================   =================

Supplemental information:
     Cash paid during the period for:
        Interest on deposits and borrowings                                                $         970,550   $         905,050
                                                                                           =================   =================
        Income taxes                                                                       $         249,068   $         218,404
                                                                                           =================   =================

See notes to financial statements.

                            LINCOLN PARK SAVINGS BANK
                          NOTES TO FINANCIAL STATEMENTS


1.      BASIS OF PRESENTATION

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine month periods ended September 30, 2004, are not necessarily indicative of the results which may be expected for the entire fiscal year.


2.      NET INCOME PER COMMON SHARE

Basic and diluted net income per common share is not calculated since the Bank is in process of reorganizing in stock form at September 30, 2004.


3.      CONVERSION TO STOCK FORM OF OWNERSHIP

On May 13, 2004, the Board of Directors unanimously adopted the Plan of Reorganization from Mutual Savings Association to Mutual Holding Company and Stock Issuance (the "Plan"). Pursuant to the Plan, the Bank will: (i) convert to a stock savings Bank as the successor to the Bank in its current mutual form;
(ii) organize the Stock Holding Company as a federally-chartered corporation that will own 100% of the common stock of the Stock Bank; and (iii) organize the Mutual Holding Company as a federally-chartered mutual holding company that will own at least 51% of the Common Stock of the Stock Holding Company so long as the Mutual Holding Company remains in existence. The Stock Bank will succeed to the business and operations of the Bank in its mutual form and the Stock Holding Company will sell a minority interest in its Common Stock in a public stock offering. The Plan must be approved by both the OTS and by the Bank's depositors as of the voting record date (the "Members").

Following the completion of the reorganization, all depositors who had liquidation and other rights with respect to the Bank as of the effective date of the reorganization will continue to have such rights solely with respect to the Mutual Holding Company so long as they continue to hold deposit accounts with the Bank. In addition, all persons who become depositors of the Bank subsequent to the reorganization will have such liquidation and other rights with respect to the Mutual Holding Company.

The Stock Holding Company plans to offer to the public shares of common stock representing a minority ownership of the estimated pro forma market value of the Bank as determined by an independent appraisal. The Mutual Holding Company will maintain the majority ownership of the Stock Holding Company. Cost incurred in connection with the offers will be recorded as a reduction of the proceeds from the offering. If the transaction is not consummated, all costs incurred in connection with the transactions will be expensed. As of September 30, 2004, costs in the amount of approximately $350,000 were incurred in connection with the offering.

                                     ITEM 2

                            LINCOLN PARK SAVINGS BANK
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


FORWARD-LOOKING STATEMENT

This Form 10-QSB may include certain forward-looking statements based on current management expectations. The Bank's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Bank's operations, markets, products, services and prices.


COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

        Our total assets increased by $7.0 million, or 9.4%, to $81.3 million at September 30, 2004, from $74.3 million at December 31, 2003. During the nine months ended September 30, 2004, the level of cash and cash equivalents decreased by $250,000, or 8.1%, to $2.8 million at September 30, 2004 from $3.1 million at December 31, 2003. Term deposits decreased $980,000 or 92.5% to $80,000 at September 30, 2004 when compared with $1.1 million at December 31, 2003. The decrease in term deposits during 2004 period resulted from maturities and calls of term deposits. Securities available for sale decreased $1.4 million or 24.1% to $4.4 million at September 30, 2004 when compared with $5.8 million at December 31, 2003. The decrease in securities available for sale during 2004 period resulted primarily from maturities and repayments of $1.4 million. Securities held to maturity increased $1.2 million or 8.9% to $14.7 million at September 30, 2004 when compared with $13.5 million at December 31, 2003. During the nine months ended September 30, 2004, purchases of securities held to maturity amounted to $3.3 million which was sufficient to offset maturities and repayments of $2.1 million. Loans receivable amounts to $56.6 million and $48.9 million at September 30, 2004 and December 31, 2003, respectively, representing an increase of $7.7 million or 15.7%. Our increase in loans resulted primarily from increased one-to four family mortgage loan originations as borrowers continued to take advantage of low market interest rates.

        Total deposits increased $763,000, or 1.3% to $58.1 million at September 30, 2004 from $57.3 million at December 31, 2003. Advances from Federal Home Loan Bank of New York ("FHLB") increased $5.9 million or 51.8% to $17.3 million at September 30, 2004 when compared with $11.4 million at December 31, 2003. The proceeds from new advances were used to fund loan originations.

        Retained earnings totaled $5.4 million and $5.1 million at September 30, 2004 and December 31, 2003, respectively, reflecting net income of $294,000 for the nine months ended September 30, 2004. Lincoln Park exceeded all regulatory capital requirements.

                            LINCOLN PARK SAVINGS BANK
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

        GENERAL. Net income decreased $68,000, or 70.8%, to $28,000 for the three months ended September 30, 2004, from $96,000 for the three months ended September 30, 2003. The decrease in net income reflects increases in provision for loan losses and non-interest expenses along with a decrease in non-interest income, sufficient to offset an increase in net interest income and a decrease in income taxes.

        INTEREST INCOME. Interest income increased $105,000, or 12.7%, to $930,000 for the three months ended September 30, 2004, from $825,000 for the three months ended September 30, 2003. The increase in interest income is due to a increases of $95,000 in interest income from loans and $19,000 in interest on securities, sufficient to offset a decrease of $9,000 in interest income from other interest earning assets.

        Interest income from loans increased by $95,000, or 15.4%, to $712,000 for the three months ended September 30, 2004, from $617,000 for the three months ended September 30, 2003. The increase was due to a $9.0 million or 19.8% increase in the average balance of loans to $54.4 million in 2004 from $45.4 million in 2003, sufficient to offset a decrease in the average yield to 5.24% from 5.43%. Interest income from securities, including available for sale and held to maturity, increased $19,000, or 9.8%, to $212,000 for the three months ended September 30, 2004, from $193,000 for the three months ended September 30, 2003. The increase in interest income from securities was due to an increase of $3.5 million or 20.6% in the average balance of securities to $20.5 million in 2004 from $17.0 million in 2003, sufficient to offset a decrease in the average yield to 4.13% in 2004 from 4.55% in 2003. Interest income from other interest-earning assets decreased $9,000, or 60.0% to $6,000 for the three months ended September 30, 2004, from $15,000 for the three months ended September 30, 2003. The decrease in interest income from other interest-earning assets was due to a decline in the average yield to 1.28 % in 2004 from 1.46% in 2003, as well as a decrease in the average balance to $1.9 million in 2004 from $4.1 million in 2003.

        INTEREST EXPENSE. Total interest expense increased $57,000, or 19.5%, to $350,000 for the three months ended September 30, 2004, from $293,000 for the three months ended September 30, 2003. The interest expense on interest-bearing deposits decreased by $6,000 or 2.5% to $234,000 in 2004 when compared with $240,000 in the comparable 2003 period. The decrease in interest expense on deposits resulted from a decrease in the average cost of interest-bearing deposits to 1.63% from 1.72%, reflecting the declining market interest rates during the period between the comparable quarters. Partially offsetting this decrease was an increase in the average balance of interest-bearing deposits to $57.3 million in 2004 from $55.9 million in 2003. The interest expense on borrowed money increased $63,000 or 118.9% to $116,000 in 2004 from $53,000 in comparable 2003 period. The increase resulted from an increase of $8.5 million in the average balance of borrowed money to $15.5 million in 2004 from $7.0 million in 2003, partially offset by a two basis point decrease in cost of borrowed money to 2.99% in 2004 from 3.01% in 2003.

                            LINCOLN PARK SAVINGS BANK
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (CONT'D.)

        NET INTEREST INCOME. Net interest income increased $48,000, or 9.0%, to $580,000 for the three months ended September 30, 2004 from $532,000 for the three months ended September 30, 2003. Our interest rate spread decreased to 2.92% in 2004 from 3.10% in 2003, reflecting a six basis point increase in the cost of our interest bearing liabilities, along with a decline of twelve basis point in yield on interest-earning assets. Our net interest margin decreased to 3.02% from 3.20%. Despite the decline in both net interest spread and margin, net interest income increased due to increases in both total and net interest-earning assets.

        PROVISION FOR LOAN LOSSES. We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, management recorded a provision for loan losses of $24,000 for the three months ended September 30, 2004, and a provision of $10,000 for the three months ended September 30, 2003. We had no charge-offs or recoveries during the three month periods ended September 30, 2004 and 2003. We used the same methodology and generally similar assumptions in assessing the allowance for both periods. The allowance for loan losses was $137,000, or 0.24% of gross loans outstanding at September 30, 2004, as compared with $112,000, or 0.23% of gross loans outstanding at September 30, 2003. The level of the allowance is based on estimates, and the ultimate losses may vary from the estimates.

        NON-INTEREST INCOME. Non-interest income decreased $2,000, or 6.9%, to $27,000 for the three months ended September 30, 2004, as compared to $29,000 for the three months ended September 30, 2003. The primary reason for the decrease in non-interest income was a decrease in other non-interest income of $2,000.

        NON-INTEREST EXPENSES. Non-interest expenses were $540,000 and $389,000 for the three months ended September 30, 2004 and 2003, respectively, representing an increase of $151,000 or 38.8%. The increase in non-interest expenses is primarily due to increases in salaries and employee benefits of $27,000 and other expenses of $134,000. Salaries and employee benefits increased $27,000 or 14.4% to $215,000 in 2004 from $188,000 in 2003 due to increased staffing and normal salary increases. The increase in other expenses reflects an increase in legal expenses of $101,000, associated with the consummation of the charter conversion of the Bank from a New Jersey chartered savings and loan association to a New Jersey chartered mutual savings bank, the resolution of the regulatory concerns raised by the Office of Thrift Supervision regarding our Bank Secrecy Act compliance and a lawsuit filed against the Bank by a depositor challenging the charter conversion. In September 2004, the lawsuit was settled and dismissed with prejudice.

        INCOME TAX EXPENSE. The provision for income taxes decreased to $15,000 for the three months ended September 30, 2004 from $65,000 for the three months ended September 30, 2003. The decrease in the provision for income taxes is primarily due to a decrease in income before income taxes of $118,000 to $43,000 for the three months ended September 30, 2004, as compared to $161,000 for the three months ended September 30, 2003.

                            LINCOLN PARK SAVINGS BANK
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

        GENERAL. Net income increased $40,000, or 15.7%, to $294,000 for the nine months ended September 30, 2004, from $254,000 for the nine months ended September 30, 2003. The increase in net income reflects an increase in net interest income along with a decrease in provision for loan losses, sufficient to offset increases in non-interest expenses and income taxes.

        INTEREST INCOME. Interest income increased $299,000, or 12.4%, to $2.7 million for the nine months ended September 30, 2004, from $2.4 million for the nine months ended September 30, 2003. The increase in interest income is due to increases of $331,000 in interest income from loans and $15,000 in interest on securities, sufficient to offset a decrease of $47,000 in interest income from other interest earning assets.

        Interest income from loans increased by $331,000, or 19.3%, to $2.0 million for the nine months ended September 30, 2004, from $1.7 million for the nine months ended September 30, 2003. The increase was due to a $10.6 million or 26.0% increase in the average balance of loans to $51.3 million in 2004 from $40.7 million in 2003, sufficient to offset a decrease in the average yield to 5.32% in 2004 from 5.62% in 2003. Interest income from securities, including available for sale and held to maturity, increased $15,000, or 2.4%, to $647,000 for the nine months ended September 30, 2004, from $632,000 for the nine months ended September 30, 2003. The increase in interest income from securities was due to an increase of $2.8 million or 15.9% in the average balance of securities to $20.4 million in 2004 and $17.6 million in 2003, sufficient to offset a decrease in the average yield to 4.23% in 2004 from 4.79% in 2003. Interest income from other interest-earning assets decreased $47,000, or 69.1% to $21,000 for the nine months ended September 30, 2004, from $68,000 for the nine months ended September 30, 2003. The decrease in interest income from other interest-earning assets was due to a decline in the average yield to 1.19 % in 2004 from 1.79% in 2003, as well as a decrease in the average balance to $2.3 million in 2004 from $5.1 million in 2003.

        INTEREST EXPENSE. Total interest expense increased $72,000, or 7.9%, to $985,000 for the nine months ended September 30, 2004, from $913,000 for the nine months ended September 30, 2003. The interest expense on interest-bearing deposits decreased by $76,000 or 10.1% to $680,000 in 2004 when compared with $756,000 in comparable 2003 period. The decrease in interest expense resulted from a decrease in the average cost of interest-bearing deposits to 1.61% from 1.85%, reflecting the declining market interest rates during the period between the comparable periods. Partially offsetting this decrease was an increase in the average balance of interest-bearing deposits to $56.3 million in 2004 from $54.5 million in 2003. The interest expense on borrowed money increased $148,000 or 94.3% to $305,000 in 2004 from $157,000 in comparable 2003 period. The increase resulted from an increase of $8.4 million in the average balance of borrowed money to $13.8 million in 2004 from $5.4 million in 2003, partially offset by a ninety-four basis point decrease in cost of borrowed money to 2.95% in 2004 from 3.89% in 2003.

        NET INTEREST INCOME. Net interest income increased $227,000, or 15.1%, to $1.7 million for the nine months ended September 30, 2004 from $1.5 million for the nine months ended September 30, 2003. Our interest rate spread decreased to 3.02% in 2004 from 3.05% in 2003, reflecting a decline of nineteen basis points in the yield on interest-earning assets, partially offset by a decrease of sixteen basis points in the cost of our interest-bearing liabilities. Our net interest margin decreased to 3.12% from 3.16%.

                            LINCOLN PARK SAVINGS BANK
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (CONT'D.)

        PROVISION FOR LOAN LOSSES. Based on our evaluation, we recorded a provision for loan losses of $11,000 for the nine months ended September 30, 2004, and a provision of $21,000 for the nine months ended September 30, 2003. We had no charge-offs or recoveries during the nine month periods ended September 30, 2004 and 2003. We used the same methodology and generally similar assumptions in assessing the allowance for both periods. The allowance for loan losses was $137,000, or 0.24% of gross loans outstanding at September 30, 2004, as compared with $112,000, or 0.23% of gross loans outstanding at September 30, 2003. The level of the allowance is based on estimates, and the ultimate losses may vary from the estimates.

        NON-INTEREST INCOME. Non-interest income remained unchanged at $85,000 for the nine months ended September 30, 2004 and 2003.

        NON-INTEREST EXPENSES. Non-interest expenses were $1.3 million and $1.1 million for the nine months ended September 30, 2004 and 2003, respectively, representing an increase of $180,000 or 15.7%. The increase in non-interest expenses primarily due to increases in salaries and employee benefits by $63,000 and other expenses by $140,000. The increase in the salaries and employee benefits of $63,000 or 11.4%, to $617,000 in 2004 from $554,000 in 2003, was the result of increased staffing and normal salary increases. The increase in other expenses reflects an increase in legal expenses of $100,000 associated with the charter conversion, the resolution of the regulatory concerns raised by the Office of Thrift Supervision regarding the Bank Secrecy Act and the lawsuit discussed above.

        INCOME TAX EXPENSE. The provision for income taxes increased to $186,000 for the nine months ended September 30, 2004 from $169,000 for the nine months ended September 30, 2003. The increase in the provision for income taxes is primarily due to an increase in income before income taxes of $57,000 to $480,000 for the nine months ended September 30, 2004, as compared to $423,000 for the nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Bank is required to maintain levels of liquid assets sufficient to ensure the Bank's safe and sound operation. Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

The Bank's primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities principal, FHLB advances, maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan and mortgage-backed securities prepayments are greatly influenced by market interest rates, economic conditions and competition.

The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities.

                            LINCOLN PARK SAVINGS BANK
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES  (CONT'D.)

The primary sources of investing activity are lending and the purchase of mortgage-backed securities. Net loans amounted to $56.6 million and $48.9 million at September 30, 2004 and December 31, 2003, respectively. Securities available for sale totaled $4.4 million and $5.8 million at September 30, 2004 and December 31, 2003, respectively. Securities held to maturity totaled $14.7 million and $13.5 million at September 30, 2004 and December 31, 2003, respectively. In addition to funding new loan production and securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans and mortgage-backed securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At September 30, 2004, advances from the FHLB amounted to $17.3 million.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At September 30, 2004, the Bank has outstanding commitments to originate loans of $1.9 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2004, totaled $17.5 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank.

The following table sets forth the Bank's capital position at September 30, 2004, as compared to the minimum regulatory capital requirements (dollars in thousands):

                                                                                                        To Be Well
                                                                                                        Capitalized
                                                                                                       Under Prompt
                                                                        Minimum Capital                 Corrective
                                              Actual                     Requirements               Actions Provisions
                                    ---------------------------   ---------------------------   ---------------------------
                                       Amount         Ratio          Amount         Ratio          Amount         Ratio
                                    ------------   ------------   ------------   ------------   ------------   ------------
                                                                    (Dollars in thousands)
Total Capital
  (to risk-weighted assets)          $    5,536       12.40%       $    3,572        8.00%       $    4,466       10.00%

Tier 1 Capital
  (to risk-weighted assets)               5,399       12.09%                -           -             2,679        6.00%

Core (Tier 1) Capital
  (to adjusted total assets)              5,399        6.64%            3,251        4.00%            4,064        5.00%

Tangible Capital
  (to adjusted total assets)              5,399        6.64%            1,219        1.50%                -           -

                                     ITEM 3

                            LINCOLN PARK SAVINGS BANK
                             CONTROLS AND PROCEDURES
                             -----------------------




Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the applicable time periods specified by the SEC's rules and forms. There has been no change in the Bank's internal control over financial reporting during the Bank's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Bank's internal control over financial reporting.

                            LINCOLN PARK SAVINGS BANK

                                     PART II


ITEM 1. LEGAL PROCEEDINGS

        The Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Bank.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        The following Exhibits are filed as part of this report.

                31.1    Certification of Chief Executive Officer Pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.

                31.2    Certification of Chief Financial Officer Pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.

                32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to n 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES
                                   ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the Small Business Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                     LINCOLN PARK BANCORP


Date:     December 10, 2004             /s/ Donald S. Hom
      ---------------------------    -------------------------------------------
                                     Donald S. Hom
                                     President and Chief Executive Officer
                                     (Principal Executive and Financial Officer)


Date:     December 10, 2004             /s/ Nandini Mallya
      ---------------------------    -------------------------------------------
                                     Nandini Mallya
                                     Vice President and Treasurer
                                     (Principal Accounting Officer)