Form 10QSB
period 2005-03-31
Lincoln Park Bancorp
filed 2005-05-12
CIK 1294206

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------

                                   FORM 10-QSB
(Mark One)

---------
   X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------    EXCHANGE ACT OF 1934


For the quarterly period ended                  March 31, 2005
                               -------------------------------------------------

                                       OR

---------
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------    EXCHANGE ACT OF 1934


For the transition period from                         to
                                   -----------------        --------------------


                        Commission File Number 000-51078
                                               ---------

                              LINCOLN PARK BANCORP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           FEDERAL                                           61-1479859
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification Number)


31 Boonton Turnpike, Lincoln Park, New Jersey                   07035
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number,
including area code                 (973) 694-0330
                                  ----------------------------------------------


     Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

     The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, May 12, 2005:
                                          ------------

           $.01 par value common stock - 1,851,500 shares outstanding

                       LINCOLN PARK BANCORP AND SUBSIDIARY

                                      INDEX



                                                                         Page
PART I - FINANCIAL INFORMATION                                           Number
                                                                        --------

   Item 1:  Financial Statements

            Consolidated Statements of Financial Condition
             at March 31, 2005 and December 31, 2004 (Unaudited)            3


            Consolidated Statements of Income for the
             Three Months Ended March 31, 2005 and 2004 (Unaudited)         4


            Consolidated Statements of Comprehensive Income for the
             Three Months Ended March 31, 2005 and 2004 (Unaudited)         5


            Consolidated Statements of Cash Flows for the
              Three Months Ended March 31, 2005 and 2004 (Unaudited)        6


            Notes to Consolidated Financial Statements (Unaudited)        7 - 8


   Item 2:  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                9 - 14


   Item 3:  Controls and Procedures                                         15


PART II - OTHER INFORMATION                                              16 - 17


SIGNATURES                                                                  18


                                    LINCOLN PARK BANCORP AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                               ----------------------------------------------
                                                (Unaudited)


                                                                           March 31,          December 31,
ASSETS                                                                       2005                 2004
------                                                                   ------------         ------------
Cash and amounts due from depository institutions                        $  1,198,204         $  1,494,902
Interest-bearing deposits in other banks                                    1,223,005            4,403,386
                                                                         ------------         ------------

         Total cash and cash equivalents                                    2,421,209            5,898,288

Term deposits                                                                 576,948               80,778
Securities available for sale                                               3,574,207            4,316,440
Securities held to maturity, estimated fair value of $18,920,000
  and $16,887,000, respectively                                            19,337,171           17,043,185
Loans receivable, net of allowance for loan losses of $183,000
  and $156,000, respectively                                               58,580,763           57,154,277
Premises and equipment                                                        921,019              919,931
Federal Home Loan Bank of New York stock, at cost                             839,900              807,200
Interest receivable                                                           470,529              397,033
Other assets                                                                   71,747               81,689
                                                                         ------------         ------------

         Total assets                                                    $ 86,793,493         $ 86,698,821
                                                                         ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
      Deposits                                                           $ 56,440,816         $ 57,216,074
      Advances from Federal Home Loan Bank of New York                     16,797,689           16,143,198
      Advance payments by borrowers for taxes and insurance                   371,086              355,761
      Other liabilities                                                       257,427              156,417
                                                                         ------------         ------------

         Total liabilities                                                 73,867,018           73,871,450
                                                                         ------------         ------------

STOCKHOLDERS' EQUITY
      Preferred stock; no par value; 1,000,000 shares authorized;
        none issued or outstanding                                                  -                    -
      Common stock; $.01 par value; 5,000,000 shares authorized;
        1,851,500 issued and outstanding                                       18,515               18,515
      Additional paid in capital                                            7,775,039            7,783,602
      Retained earnings - substantially restricted                          5,529,283            5,409,484
      Unearned ESOP shares                                                   (380,740)            (385,580)
      Accumulated other comprehensive income -
        unrealized (loss) gain on securities available for sale               (15,622)               1,350
                                                                         ------------         ------------

         Total Stockholders' equity                                        12,926,475           12,827,371
                                                                         ------------         ------------

         Total liabilities and stockholders' equity                      $ 86,793,493         $ 86,698,821
                                                                         ============         ============

See notes to consolidated financial statements.


                                            LINCOLN PARK BANCORP AND SUBSIDIARY
                                             CONSOLIDATED STATEMENTS OF INCOME
                                             ---------------------------------
                                                        (Unaudited)


                                                                                                 Three Months Ended
                                                                                                     March 31,
                                                                                          -------------------------------
                                                                                              2005                2004
                                                                                          -----------         -----------
Interest income:
      Loans                                                                               $   764,973         $   663,915
      Securities                                                                              257,311             220,066
      Other interest-earning assets                                                            11,381               8,051
                                                                                          -----------         -----------

              Total interest income                                                         1,033,665             892,032
                                                                                          -----------         -----------

Interest expense:
      Deposits                                                                                232,847             223,481
      Advances and other borrowed money                                                       135,157              86,163
                                                                                          -----------         -----------

              Total interest expense                                                          368,004             309,644
                                                                                          -----------         -----------

Net interest income                                                                           665,661             582,388
Provision for loan losses                                                                      27,000             (16,486)
                                                                                          -----------         -----------

Net interest income after provision for loan losses                                           638,661             598,874
                                                                                          -----------         -----------

Non-interest income:
      Fees and service charges                                                                 14,997              21,541
      (Loss) gains on calls of securities held to maturity                                     (7,239)              2,075
      Miscellaneous                                                                             8,036               5,045
                                                                                          -----------         -----------

              Total non-interest income                                                        15,794              28,661
                                                                                          -----------         -----------

Non-interest expenses:
      Salaries and employee benefits                                                          194,370             199,162
      Net occupancy expense of premises                                                        35,535              28,608
      Equipment                                                                                51,982              52,410
      Advertising                                                                              12,257               8,040
      Federal insurance premium                                                                 2,085               2,183
      Miscellaneous                                                                           162,439             101,896
                                                                                          -----------         -----------

              Total non-interest expenses                                                     458,668             392,299
                                                                                          -----------         -----------

Income before income taxes                                                                    195,787             235,236
Income taxes                                                                                   76,027              93,852
                                                                                          -----------         -----------

Net income                                                                                $   119,760         $   141,384
                                                                                          ===========         ===========

Net income per common share:
         Basic/diluted                                                                    $      0.07             N/A (a)
                                                                                          ===========         ===========

Weighted average number of common shares and common stock equivalents outstanding:
         Basic/diluted                                                                      1,817,787             N/A (a)
                                                                                          ===========         ===========

See notes to consolidated financial statements.


                       LINCOLN PARK BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 -----------------------------------------------
                                   (Unaudited)


                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                     -------------------------------
                                                                                        2005                 2004
                                                                                     -----------         -----------

Net income                                                                           $   119,760         $   141,384
                                                                                     -----------         -----------

Other comprehensive (loss) income, net of income taxes:
      Gross unrealized holding (loss) gain on
        securities available for sale                                                    (28,274)             41,522
      Deferred income taxes                                                               11,302             (16,600)
                                                                                     -----------         -----------

Other comprehensive (loss) income                                                        (16,972)             24,922
                                                                                     -----------         -----------

Comprehensive income                                                                 $   102,788         $   166,306
                                                                                     ===========         ===========

See notes to consolidated financial statements.


                                         LINCOLN PARK BANCORP AND SUBSIDIARY
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        -------------------------------------
                                                     (Unaudited)


                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                     -------------------------------
                                                                                        2005                 2004
                                                                                     -----------         -----------
Cash flows from operating activities:
     Net income                                                                      $   119,760         $   141,384
     Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation of premises and equipment                                            16,034              15,321
        Amortization and accretion, net                                                   16,884               6,163
        Loss (gain) on calls of term deposits and securities held to maturity              7,239              (2,075)
        (Recovery of) provision for loan losses                                           27,000             (16,486)
        (Increase) in interest receivable                                                (73,496)            (28,771)
        Decrease in other assets                                                           9,942               1,538
        Increase in accrued interest payable                                               2,665               2,331
        Increase in other liabilities                                                    109,705             139,695
        ESOP shares committed to be released                                               4,341                   -
                                                                                     -----------         -----------
           Net cash provided by operating activities                                     240,074             259,100
                                                                                     -----------         -----------

Cash flows from investing activities:
     Purchases of term deposits                                                         (495,000)                  -
     Proceeds from maturities and calls of term deposits                                       -             396,000
     Proceeds from maturities and calls of securities available for sale                 700,000             200,000
     Principal repayments on securities available for sale                                11,335              22,136
     Purchases of securities held to maturity                                         (3,460,000)         (1,487,775)
     Proceeds from maturities and calls of securities held to maturity                 1,085,000           1,300,000
     Principal repayments on securities held to maturity                                  73,105             137,531
     Net change in loans receivable                                                   (1,468,246)           (616,233)
     Additions to premises and equipment                                                 (17,122)             (6,305)
     Purchase of Federal Home Loan Bank of New York stock                                (87,700)            (47,900)
     Redemption of Federal Home Loan Bank of New York stock                               55,000                   -
                                                                                     -----------         -----------
           Net cash (used in) investing activities                                    (3,603,628)           (102,546)
                                                                                     -----------         -----------

Cash flows from financing activities:
     Net (decrease) in deposits                                                         (775,316)           (246,790)
     Proceeds from advances from Federal Home Loan Bank of New York                    1,900,000           4,100,000
     Repayments of advances from Federal Home Loan Bank of New York                   (1,245,509)         (3,142,281)
     Net increase in payments by borrowers for taxes and insurance                        15,325              30,365
     Net change in Paid in Capital                                                        (8,025)             30,365
                                                                                     -----------         -----------
           Net cash (used in) provided by financing activities                          (113,525)            771,659
                                                                                     -----------         -----------

Net (decrease) increase in cash and cash equivalents                                  (3,477,079)            928,213
Cash and cash equivalents - beginning                                                  5,898,288           3,082,468
                                                                                     -----------         -----------

Cash and cash equivalents - ending                                                   $ 2,421,209         $ 4,010,681
                                                                                     ===========         ===========

Supplemental information:
     Cash paid during the period for:
        Interest on deposits and borrowings                                          $   365,699         $   307,312
                                                                                     ===========         ===========
        Income taxes                                                                 $     1,000         $    51,068
                                                                                     ===========         ===========

See notes to consolidated financial statements.

                       LINCOLN PARK BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1.      PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Lincoln Park Bancorp (the "Company") and its wholly owned subsidiary, Lincoln Park Savings Bank (the "Bank"). The Company's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.


2.      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results which may be expected for the entire fiscal year.


3.      NET INCOME PER COMMON SHARE

Basic net income per common share is based on the weighted average number of common shares actually outstanding. Diluted net income per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable or which could be converted into common stock, if dilutive, using the treasury stock method.


4.      CRITICAL ACCOUNTING POLICIES

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Management reviews the level of the allowance on a quarterly basis, at a minimum, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. Since there has been no material shift in loan portfolio, the level of the allowance for loan losses has changed primarily due to changes in the size of the loan portfolio and the level of nonperforming loans. We have allocated the allowance among categories of loan types as well as classification status at each period-end date. Assumptions and allocation percentages based on loan types and classification status have been consistently applied. Management regularly evaluates various risk factors related to the loan portfolio, such as type of loan, underlying collateral and payment status, and the corresponding allowance allocation percentages.

                       LINCOLN PARK BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


4.      CRITICAL ACCOUNTING POLICIES (CONT'D)

        Although we believe that we use the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, the regulatory authorities, as an integral part of their examinations process, periodically reviews our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of their examinations.


5.      NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), "Share-Based Payment." Statement No. 123(R) revised Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. Statement No. 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award.

On April 14, 2005, the Securities and Exchange Commission ("SEC") adopted a new rule that amends the compliance dates for Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). Under the new rule, the Company is required to adopt SFAS No. 123R in the first annual period beginning after (June 15, 2005 for non SB issuers, first annual period beginning after December 15, 2005 for SB issuers). The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that would be similar to the current pro forma disclosures under SFAS No. 123.

                       LINCOLN PARK BANCORP AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


ITEM 2.

FORWARD-LOOKING STATEMENT

This Form 10-QSB may include certain forward-looking statements based on current management expectations. The actual results of the Company could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of loan and investment portfolios of the Bank, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2005 AND DECEMBER 31, 2004

        Our total assets increased by $94,000, or 0.1%, to $86.8 million at March 31, 2005, from $86.7 million at December 31, 2004. During the three months ended March 31, 2005, the level of cash and cash equivalents decreased by $3.5 million, or 59.0%, to $2.4 million at March 31, 2005 from $5.9 million at December 31, 2004. Term deposits increased $496,000 or 612.3% to $577,000 at March 31, 2005 when compared with $81,000 at December 31, 2004. The decrease in cash and cash equivalents and the increase in term deposits during this three month period resulted from deployment of funds raised from the initial public stock offering that was completed on December 16, 2004.

        Securities available for sale decreased $742,000 or 17.2% to $3.6 million at March 31, 2005 when compared with $4.3 million at December 31, 2004. The decrease in securities available for sale during the 2005 period resulted primarily from maturities of $700,000, unrealized loss of $16,000 and repayments of $11,000. Securities held to maturity increased $2.3 million or 13.5% to $19.3 million at March 31, 2005 when compared with $17.0 million at December 31, 2004. During the three months ended March 31, 2005, purchases of securities held to maturity amounted to $3.5 million which was sufficient to offset maturities and repayments of $1.1 million.

        Loans receivable amounted to $58.6 million and $57.2 million at March 31, 2005 and December 31, 2004, respectively, representing an increase of $1.4 million or 2.5%. Our increase in loans resulted primarily from increased one-to four family mortgage loan originations as borrowers continued to take advantage of low market interest rates.

        Total deposits decreased $775,000, or 1.4% to $56.4 million at March 31, 2005 from $57.2 million at December 31, 2004. Advances from Federal Home Loan Bank of New York ("FHLB") increased $655,000 or 4.1% to $16.8 million at March 31, 2005 when compared with $16.1 million at December 31, 2004. The proceeds from new advances were used to fund deposit outflow.

        Stockholders' equity totaled $12.9 million and $12.8 million at March 31, 2005 and December 31, 2004, respectively, reflecting net income of $120,000 for the three months ended March 31, 2005 and offset by other comprehensive loss, net of income taxes, of $17,000.

                       LINCOLN PARK BANCORP AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND
2004

        GENERAL. Net income decreased $21,000, or 14.9%, to $120,000 for the three months ended March 31, 2005, from $141,000 for the three months ended March 31, 2004. The decrease in net income reflects increases in provision for loan losses and non-interest expenses along with a decrease in non-interest income, sufficient to offset an increase in net interest income and a decrease in income taxes.

        INTEREST INCOME. Interest income increased $142,000, or 15.9%, to $1.0 million for the three months ended March 31, 2005, from $892,000 for the three months ended March 31, 2004. The increase in interest income is due to increases of $101,000 in interest income from loans, $37,000 in interest on securities, and $3,000 in interest income from other interest earning assets.

        Interest income from loans increased by $101,000, or 15.2%, to $765,000 for the three months ended March 31, 2005, from $664,000 for the three months ended March 31, 2004. The increase was due to a $9.1 million or 18.7% increase in the average balance of loans to $57.9 million during the quarter ended March 31, 2005 from $48.8 million during the same quarter in 2004, sufficient to offset a decrease in the average yield to 5.28% from 5.44%. Interest income from securities, including available for sale and held to maturity, increased by $37,000, or 16.8%, to $257,000 for the three months ended March 31, 2005, from $220,000 for the three months ended March 31, 2004. The increase in interest income from securities was due to an increase of $3.8 million or 19.2% in the average balance of securities to $23.6 million during the quarter ended March 31, 2005 from $19.8 million during the same quarter in 2004 and a decrease in the average yield to 4.36% in 2005 from 4.44% in 2004. Interest income from other interest-earning assets increased $3,000, or 37.5% to $11,000 for the three months ended March 31, 2005, from $8,000 for the three months ended March 31, 2004. The increase in interest income from other interest-earning assets was due to an increase in the average yield to 1.74% in 2005 from 1.30% in 2004, and an increase in the average balance to $2.8 million in 2005 from $2.5 million in 2004.

        INTEREST EXPENSE. Total interest expense increased $58,000, or 18.7%, to $368,000 for the three months ended March 31, 2005, from $310,000 for the three months ended March 31, 2004. The interest expense on interest-bearing deposits increased by $9,000 or 4.0% to $233,000 in 2005 when compared with $224,000 in the comparable 2004 period. The increase in interest expense on deposits resulted from an increase in the average cost of interest-bearing deposits to 1.67% from 1.62%, reflecting the increasing market interest rates during the period between the comparable quarters and an increase in the average balance of interest-bearing deposits to $55.6 million in 2005 from $55.4 million in 2004. The interest expense on borrowed money increased $49,000 or 57.0% to $135,000 in 2005 from $86,000 in comparable 2004 period. The increase resulted from an increase of $5.0 million in the average balance of borrowed money to $16.8 million in 2005 from $11.8 million in 2004 and an increase of 30 basis points in the cost of borrowed money to 3.21% in 2005 from 2.91% in 2004.

        NET INTEREST INCOME. Net interest income increased $84,000, or 14.4%, to $666,000 for the three months ended March 31, 2005 from $582,000 for the three months ended March 31, 2004. Our interest rate spread decreased to 2.88% for the quarter ended March 31, 2005 from 3.17% for the quarter ended March 31, 2004, reflecting an increase of eighteen basis points in the cost of our interest bearing liabilities. Despite the decline in net interest spread, net interest income increased due to increases in both total and net interest-earning assets. Our net interest margin decreased to 3.16% in 2005 from 3.27% in 2004.

                       LINCOLN PARK BANCORP AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (CONT'D.)

        PROVISION FOR LOAN LOSSES. We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, management recorded a provision for loan losses of $27,000 for the three months ended March 31, 2005 and a recovery of $16,000 for the three months ended March 31, 2004.

        The allowance for loan losses was $183,000, or 0.31% of gross loans outstanding at March 31, 2005, as compared with $110,000, or 0.22% of gross loans outstanding at March 31, 2004. The level of the allowance is based on estimates, and the ultimate losses may vary from the estimates.

        NON-INTEREST INCOME. Non-interest income decreased $13,000, or 44.8%, to $16,000 for the three months ended March 31, 2005, as compared to $29,000 for the three months ended March 31, 2004. The primary reason for the decrease in non-interest income was a loss of $7,000 during the March 31, 2005 quarter on the call of an investment security that was purchased at a premium, compared to a gain of $2,000 during the March 31, 2004 quarter on the call of an investment security that was purchased at a discount.

        NON-INTEREST EXPENSES. Non-interest expenses were $459,000 and $392,000 for the three months ended March 31, 2005 and 2004, respectively, representing an increase of $67,000 or 17.1%. The increase in non-interest expenses is primarily due to increases in other expenses of $58,000 primarily due to additional legal, accounting, printing and other expenses associated with being a public company.

        INCOME TAX EXPENSE. The provision for income taxes decreased to $76,000 for the three months ended March 31, 2005 from $94,000 for the three months ended March 31, 2004. The decrease in the provision for income taxes is primarily due to a decrease in income before income taxes of $39,000 to $196,000 for the three months ended March 31, 2005, as compared to $235,000 for the three months ended March 31, 2004.


MANAGEMENT OF MARKET RISK

        GENERAL. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Our full board of directors is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors. Senior management monitors the level of interest rate risk and reports to the board of directors on a regular basis with respect to our asset/liability policies and interest rate risk position.

                       LINCOLN PARK BANCORP AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


MANAGEMENT OF MARKET RISK  (CONT'D.)

        We have emphasized the origination of fixed-rate mortgage loans for retention in our portfolio in order to maximize our net interest income. We accept increased exposure to interest rate fluctuations as a result of our investment in such loans. In a period of rising interest rates, our net interest rate spread and net interest income may be negatively affected. However, this negative impact is expected to be mitigated somewhat by the net proceeds from the stock offering completed in December 2004 which will support the future growth of our interest-earning assets. In addition, we have sought to manage and mitigate our exposure to interest rate risks in the following ways:

    o We maintain moderate levels of short-term liquid assets. At March 31, 2005, our short-term liquid assets totaled $3.3 million;

    o We originate for portfolio adjustable-rate mortgage loans and adjustable home equity lines of credit. At March 31, 2005, our adjustable-rate mortgage loans totaled $9.7 million and our adjustable home equity lines of credit totaled $6.2 million;

    o We attempt to increase the maturity of our liabilities as market conditions allow. In particular, in 2004, we have emphasized intermediate- to long-term FHLB advances as a source of funds. At March 31, 2005, we had $13.1 million of FHLB advances with terms to maturity of between three and ten years; and

    o We invest in securities with step-up rate features providing for increased interest rates prior to maturity according to a pre-determined schedule and formula. However, these step-up rates may not keep pace with rising interest rates in the event of a rapidly rising rate environment. In addition, these investments may be called at the option of the issuer.

        NET PORTFOLIO VALUE. The Company utilizes an outside vendor to prepare the computation of accounts by which the net present value of the Company's cash flow from assets, liabilities and off balance sheet items (the company's net portfolio value or "NPV") would change in the event of a range of assumed changes in market interest rates. The vendor provides the Company with an interest rate sensitivity report of net portfolio value by utilizing a simulation model that uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of net portfolio value. The model estimates the economic value of each type of assets, liability and off-balance sheet contract under the assumption that the yield curve increases or decreases instantaneously by 200 basis points. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 5% would mean, for example, a 200 basis point increase in the change of interest rates.

        The most recent NPV analysis prepared for the Company was as of December 31, 2004. That analysis was included in the Company's 2004 Annual Report to stockholders.

                       LINCOLN PARK BANCORP AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


MANAGEMENT OF MARKET RISK  (CONT'D.)

        Certain shortcomings are inherent in the methodology used in the vendor's interest rate risk measurement. Modeling changes in net portfolio value require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regards, the net portfolio value estimate assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or re-pricing of specific assets and liabilities. Accordingly, although the net portfolio value estimate provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on its net interest income and will differ from actual results.

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

The primary sources of investing activity are lending and the purchase of Agency and mortgage-backed securities. Net loans amounted to $58.6 million and $57.2 million at March 31, 2005 and December 31, 2004, respectively. Securities available for sale totaled $3.6 million and $4.3 million at March 31, 2005 and December 31, 2004, respectively. Securities held to maturity totaled $19.3 million and $17.0 million at March 31, 2005 and December 31, 2004, respectively. In addition to funding new loan production and securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans and mortgage-backed securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At March 31, 2005, advances from the FHLB amounted to $16.8 million.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At March 31, 2005, the Bank has outstanding commitments to originate loans of $1.9 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2005, totaled $16.5 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank.

                       LINCOLN PARK BANCORP AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES  (CONT'D.)

The following table sets forth the Bank's capital position at March 31, 2005, as compared to the minimum regulatory capital requirements:

                                                                                                      To Be Well
                                                                                                     Capitalized
                                                                                                     Under Prompt
                                                                      Minimum Capital                 Corrective
                                             Actual                     Requirements              Actions Provisions
                                   ---------------------------   --------------------------   --------------------------
                                      Amount         Ratio          Amount        Ratio          Amount        Ratio
                                   ------------   ------------   ------------  ------------   ------------  ------------
Total Capital
  (to risk-weighted assets)           $ 9,260         20.41%        $ 3,630         8.00%        $ 4,537        10.00%

Tier 1 Capital
  (to risk-weighted assets)             9,077         20.01%          1,815         4.00%          2,722         6.00%

Core (Tier 1) Capital
  (to average total assets)             9,077         10.70%          3,392         4.00%          4,240         5.00%

Tangible Capital
  (to adjusted average assets)          9,077         10.70%          1,272         1.50%              -             -

                       LINCOLN PARK BANCORP AND SUBSIDIARY
                             CONTROLS AND PROCEDURES
                             -----------------------


ITEM 3.

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

                              LINCOLN PARK BANCORP

                                     PART II


ITEM 1. LEGAL PROCEEDINGS

        Neither the Company nor the Bank is involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

ITEM 2. CHANGES IN SECURITIES

        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The annual meeting of stockholders of the registrant was held on April 21, 2005. At the meeting the stockholders elected Stanford Stoller to a three-year term as a director of the Company. Also at the meeting, Beard Miller Company LLP, as successor to Radics & Co., LLC, was ratified as the Company's independent auditors. The results of the voting for each matter considered was as follows:

        a) The election as director to serve for a term of three years until a successor has been elected and qualified.

                                       For         Withheld
                                       ---         --------
                Stanford Stoller     1,714,542      13,800


        b) The appointment of Beard Miller Company LLP, as successor to Radics & Co., LLC, as auditors of the Company for the fiscal year ending December 31, 2005.

                    For        Withheld        Abstain
                    ---        --------        -------
                  1,709,342     18,500           500

        In addition, the following directors, in addition to those elected, continue to serve as directors after the annual meeting of stockholders:

                William H. Weisbrod
                David G. Baker
                John F. Feeney
                Edith M. Perrotti


ITEM 5. OTHER INFORMATION

        None

                              LINCOLN PARK BANCORP

                                     PART II



ITEM 6. EXHIBITS

        The following Exhibits are filed as part of this report.

                11.0    Computation of earnings per share.
                31.1    Certification of Chief Executive Officer Pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.
                31.2    Certification of Chief Financial Officer Pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.
                32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        LINCOLN PARK BANCORP


Date:         May 12, 2005              By       /s/ Donald S. Hom
      ----------------------------         -------------------------------------
                                           Donald S. Hom
                                           President and Chief Executive Officer
                                           (Principal Executive and Financial
                                           Officer)



Date:         May 12, 2005              By:      /s/ Nandini Mallya
      ----------------------------         -------------------------------------
                                           Nandini Mallya
                                           Vice President and Treasurer
                                           (Principal Accounting Officer)