Form 10QSB
period 2005-06-30
Lincoln Park Bancorp
filed 2005-08-12
CIK 1294206

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        --------------------------------

                                   FORM 10-QSB
(Mark One)

-------
   X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------    EXCHANGE ACT OF 1934

For the quarterly period ended                 June 30, 2005
                              --------------------------------------------------

                                       OR

-------
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------    EXCHANGE ACT OF 1934

For the transition period from                        To
                              -----------------------    -----------------------

                        Commission File Number 000-51078
                                               ---------

                              LINCOLN PARK BANCORP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            FEDERAL                                            61-1479859
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)

31 Boonton Turnpike, Lincoln Park, New Jersey                     07035
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number,
including area code                  (973) 694-0330
                               -------------------------------------------------


        Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----    -----

        The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,851,500 shares of common stock, par value $.01 per share as of August 12, 2005.

                                  LINCOLN PARK BANCORP AND SUBSIDIARY

                                                 INDEX


                                                                                               Page
PART I - FINANCIAL INFORMATION                                                                Number
                                                                                             ---------

      Item 1:  Financial Statements

               Consolidated Statements of Financial Condition
                at June 30, 2005 and December 31, 2004 (Unaudited)                              3


               Consolidated Statements of Income for the Three Months and
                Six Months Ended June 30, 2005 and 2004 (Unaudited)                             4


               Consolidated Statements of Comprehensive Income for the Three Months
                And Six Months Ended June 30, 2005 and 2004 (Unaudited)                         5


               Consolidated Statements of Cash Flows for the Six Months
                Ended June 30, 2005 and 2004 (Unaudited)                                        6


               Notes to Consolidated Financial Statements (Unaudited)                         7 - 8


      Item 2:  Management's Discussion and Analysis of
                Financial Condition and Results of Operations                                 9 - 16


      Item 3:  Controls and Procedures                                                          17


PART II - OTHER INFORMATION                                                                  18 - 19


SIGNATURES                                                                                      20

                                        LINCOLN PARK BANCORP AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                    (Unaudited)

                                                                                June 30,          December 31,
ASSETS                                                                            2005                2004
------                                                                       --------------      --------------
Cash and amounts due from depository institutions                            $    1,309,310      $    1,494,902
Interest-bearing deposits in other banks                                          1,097,223           4,403,386
                                                                             --------------      --------------

         Total cash and cash equivalents                                          2,406,533           5,898,288

Term deposits                                                                       578,148              80,778
Securities available for sale                                                     3,243,021           4,316,440
Securities held to maturity, estimated fair value of $19,005,000
  and $16, 910,000, respectively                                                 19,111,791          17,043,185
Loans receivable, net of allowance for loan losses of $174,000
  and $156,000, respectively                                                     61,468,080          57,154,277
Premises and equipment                                                              907,021             919,931
Federal Home Loan Bank of New York stock, at cost                                 1,000,700             807,200
Interest receivable                                                                 433,216             397,033
Other assets                                                                         87,229              81,689
                                                                             --------------      --------------

         Total assets                                                        $   89,235,739      $   86,698,821
                                                                             ==============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Deposits                                                                 $   55,490,759      $   57,216,074
    Advances from Federal Home Loan Bank of New York                             20,013,822          16,143,198
    Advance payments by borrowers for taxes and insurance                           387,984             355,761
    Other liabilities                                                               229,219             156,417
                                                                             --------------      --------------

         Total liabilities                                                       76,121,784          73,871,450
                                                                             --------------      --------------

STOCKHOLDERS' EQUITY
    Preferred stock; no par value; 1,000,000 shares authorized;
      none issued or outstanding                                                          -                   -
    Common stock; $.01 par value; 5,000,000 shares authorized;
      1,851,500 issued and outstanding                                               18,515              18,515
    Additional paid in capital                                                    7,774,177           7,783,602
    Retained earnings - substantially restricted                                  5,693,185           5,409,484
    Unearned ESOP shares                                                           (375,900)           (385,580)
    Accumulated other comprehensive income -
      unrealized gain on securities available for sale                                3,978               1,350
                                                                             --------------      --------------

         Total Stockholders' equity                                              13,113,955          12,827,371
                                                                             --------------      --------------

         Total liabilities and stockholders' equity                          $   89,235,739      $   86,698,821
                                                                             ==============      ==============

See notes to consolidated financial statements.

                                                 -3-

                                              LINCOLN PARK BANCORP AND SUBSIDIARY
                                               CONSOLIDATED STATEMENTS OF INCOME
                                             -------------------------------------
                                                          (Unaudited)

                                                                      Three Months Ended                Six Months Ended
                                                                           June 30,                          June 30,
                                                                -----------------------------     -----------------------------
                                                                    2005            2004              2005             2004
                                                                ------------     ------------     ------------     ------------
Interest income:
   Loans                                                        $    820,170     $    672,790     $  1,585,143     $  1,336,705
   Securities                                                        262,359          214,149          519,670          434,215
   Other interest-earning assets                                      13,860            7,330           25,241           15,381
                                                                ------------     ------------     ------------     ------------

        Total interest income                                      1,096,389          894,269        2,130,054        1,786,301
                                                                ------------     ------------     ------------     ------------

Interest expense:
   Deposits                                                          245,194          222,820          478,041          446,301
   Advances and other borrowed money                                 152,953          102,381          288,110          188,544
                                                                ------------     ------------     ------------     ------------

        Total interest expense                                       398,147          325,201          766,151          634,845
                                                                ------------     ------------     ------------     ------------

Net interest income                                                  698,242          569,068        1,363,903        1,151,456
Provision for loan losses                                             (9,000)           2,990           18,000          (13,496)
                                                                ------------     ------------     ------------     ------------

Net interest income after provision for loan losses                  707,242          566,078        1,345,903        1,164,952
                                                                ------------     ------------     ------------     ------------

Non-interest income:
   Fees and service charges                                           25,698           23,884           40,695           44,625
   (Loss) gains on calls of securities held to maturity                    -                -           (7,239)           2,075
   Miscellaneous                                                       6,060            6,016           14,096           11,061
                                                                ------------     ------------     ------------     ------------

        Total non-interest income                                     31,758           29,900           47,552           57,761
                                                                ------------     ------------     ------------     ------------

Non-interest expenses:
      Salaries and employee benefits                                 200,371          202,771          394,743          401,933
      Net occupancy expense of premises                               27,049           26,612           62,584           55,220
      Equipment                                                       50,386           45,245          102,368           97,655
      Advertising                                                     16,435            9,095           28,692           17,135
      Federal insurance premium                                        2,107            2,189            4,192            4,372
      Miscellaneous                                                  172,876          107,247          335,313          209,143
                                                                ------------     ------------     ------------     ------------

        Total non-interest expenses                                  469,224          393,159          927,892          785,458
                                                                ------------     ------------     ------------     ------------

Income before income taxes                                           269,776          202,819          465,563          437,255
Income taxes                                                         105,835           77,864          181,862          171,716
                                                                ------------     ------------     ------------     ------------

Net income                                                      $    163,941     $    124,955     $    283,701     $    265,539
                                                                ============     ============     ============     ============

Net income per common share:
      Basic/diluted                                             $       0.09        N/A (a)       $       0.16        N/A (a)
                                                                ============     ============     ============     ============

Weighted average number of common shares and
  common stock equivalents outstanding:
      Basic/diluted                                                1,818,212        N/A (a)          1,818,000        N/A (a)
                                                                ============     ============     ============     ============

(a) Converted to stock form on December 16, 2004


See notes to consolidated financial statements.

                                                              -4-


                                               LINCOLN PARK BANCORP AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                         -----------------------------------------------
                                                           (Unaudited)


                                                                      Three Months Ended                Six Months Ended
                                                                           June 30,                          June 30,
                                                                -----------------------------     -----------------------------
                                                                    2005            2004              2005             2004
                                                                ------------     ------------     ------------     ------------

Net income                                                      $    163,941     $    124,155     $    283,701     $    265,539
                                                                ------------     ------------     ------------     ------------

Other comprehensive income (loss), net of income taxes:
      Gross unrealized holding (loss) gain on
        securities available for sale                                 32,621         (123,860)           4,347          (82,338)
      Deferred income taxes                                          (13,021)          49,550           (1,719)          32,950
                                                                ------------     ------------     ------------     ------------

Other comprehensive income (loss)                                     19,600          (74,310)           2,628          (49,388)
                                                                ------------     ------------     ------------     ------------

Comprehensive income                                            $    183,541     $     49,845     $    286,329     $    216,151
                                                                ============     ============     ============     ============






See notes to consolidated financial statements.

                                                              -5-


                                      LINCOLN PARK BANCORP AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     -------------------------------------
                                                  (Unaudited)


                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                 ----------------------------
                                                                                     2005             2004
                                                                                 ------------    ------------
Cash flows from operating activities:
     Net income                                                                  $    283,701    $    265,539
     Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation of premises and equipment                                         32,152          32,071
        Amortization and accretion, net                                                27,867          18,258
        Loss (gain) on calls of term deposits and securities held to maturity           7,239          (2,075)
        Provision (Recovery of) for loan losses                                        18,000         (13,496)
        (Increase) in interest receivable                                             (36,183)         (7,164)
        (Increase) in other assets                                                     (5,540)       (236,837)
        Increase in accrued interest payable                                            1,089          10,383
        Increase in other liabilities                                                  71,083           5,238
        ESOP shares committed to be released                                            8,280               -
                                                                                 ------------    ------------

           Net cash provided by operating activities                                  407,688          71,917
                                                                                 ------------    ------------

Cash flows from investing activities:
     Purchases of term deposits                                                      (495,000)              -
     Proceeds from maturities and calls of term deposits                                    -         690,000
     Purchases of securities available for sale                                       (49,180)              -
     Proceeds from maturities and calls of securities available for sale            1,100,000         650,000
     Principal repayments on securities available for sale                             23,311          48,573
     Purchases of securities held to maturity                                      (3,460,000)     (3,337,775)
     Proceeds from maturities and calls of securities held to maturity              1,185,000       1,615,000
     Principal repayments on securities held to maturity                              198,243         362,133
     Net (increase) in loans receivable                                            (4,357,493)     (3,388,996)
     Additions to premises and equipment                                              (19,242)        (38,559)
     Purchase of Federal Home Loan Bank of New York stock                            (264,600)       (204,200)
     Redemption of Federal Home Loan Bank of New York stock                            71,100          19,100
                                                                                 ------------    ------------

           Net cash (used in) investing activities                                 (6,067,861)     (3,584,724)
                                                                                 ------------    ------------

Cash flows from financing activities:
     Net (decrease) increase in deposits                                           (1,726,404)        504,618
     Proceeds from advances from Federal Home Loan Bank of New York                11,800,000       8,050,000
     Repayments of advances from Federal Home Loan Bank of New York                (7,929,376)     (4,349,471)
     Net increase in payments by borrowers for taxes and insurance                     32,223          58,040
     Net change in Paid in Capital                                                     (8,025)              -
                                                                                 ------------    ------------
           Net cash provided by financing activities                                2,168,418       4,263,187
                                                                                 ------------    ------------

Net (decrease) increase in cash and cash equivalents                               (3,491,755)        750,380
Cash and cash equivalents - beginning                                               5,898,288       3,082,468
                                                                                 ------------    ------------

Cash and cash equivalents - ending                                               $  2,406,533    $  3,832,848
                                                                                 ============    ============

Supplemental information:
     Cash paid during the period for:
        Interest on deposits and borrowings                                      $    762,739    $    624,462
                                                                                 ============    ============
        Income taxes                                                             $    131,741    $    183,068
                                                                                 ============    ============


See notes to consolidated financial statements.

                                                      -6-

                       LINCOLN PARK BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Lincoln Park Bancorp (the "Company") and its wholly owned subsidiary, Lincoln Park Savings Bank (the "Bank"). The Company's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.


2.      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months and six months ended June 30, 2005, are not necessarily indicative of the results which may be expected for the entire fiscal year.


3.      NET INCOME PER COMMON SHARE

Basic and diluted net income per share were computed by dividing net income by the weighted average number of shares of common stock outstanding, adjusted for unearned shares of the ESOP. Diluted net income per share did not differ from basic net income per share as there were no contracts or securities exercisable or which could be converted into common stock which would have a diluted effect.


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


5.      RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R revises FASB Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation costs will be recognized over the period that an employee provides service in exchange for the award.

SFAS No. 123R was (originally) effective for public companies that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, on April 14, 2005, the Securities and Exchange Commission ("SEC") amended the compliance dates for SFAS No. 123R. Under the new rule, the Company is required to adopt SFAS No. 123R at the beginning of its next fiscal year. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R.

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2005 AND DECEMBER 31, 2004

        Our total assets increased by $2.5 million, or 2.9%, to $89.2 million at June 30, 2005, from $86.7 million at December 31, 2004. During the six months ended June 30, 2005, the level of cash and cash equivalents decreased by $3.5 million, or 59.2%, to $2.4 million at June 30, 2005 from $5.9 million at December 31, 2004. The decrease in cash and cash equivalents was due to the deployment of funds received in our initial public stock offering in December 2004 into our loan, securities and term deposits portfolios, which increased significantly as noted below. Term deposits increased $497,000 or 615.7% to $578,000 at June 30, 2005 when compared with $81,000 at December 31, 2004. The increase in term deposits during the 2005 period resulted from the deployment of cash proceeds from the offering.

        Securities available for sale decreased $1.1 million or 24.9% to $3.2 million at June 30, 2005 when compared with $4.3 million at December 31, 2004. The decrease in securities available for sale during the 2005 period resulted primarily from maturities and repayments of $1.1 million. Securities held to maturity increased by $2.1 million or 12.1% to $19.1 million at June 30, 2005 when compared with $17.0 million at December 31, 2004. During the six months ended June 30, 2005, purchases of securities held to maturity amounted to $3.5 million which was sufficient to offset maturities and repayments of $1.4 million. The increase in securities held to maturity was funded by the deployment of cash proceeds from the offering.

        Loans receivable amounts to $61.5 million and $57.2 million at June 30, 2005 and December 31, 2004, respectively, representing an increase of $4.3 million or 7.5%. Our increase in loans resulted primarily from increased one-to four family mortgage loan and consumer loan originations as borrowers continued to take advantage of low market interest rates. The loans receivable was funded by borrowings.

        Federal Home Loan Bank of New York ("FHLB") stock increased $194,000 or 24.0% to $1.0 million at June 30, 2005 when compared with $807,000 at June 30, 2004, primarily due to an increase in borrowings.

                       LINCOLN PARK BANCORP AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2005 AND DECEMBER 31, 2004
(CONT'D.)

        Total deposits decreased $1.7 million, or 3.0% to $55.5 million at June 30, 2005 from $57.2 million at December 31, 2004. The decrease in deposits was due to competition from various financial institutions in our market area. Advances from FHLB increased $3.9 million or 24.0% to $20.0 million at June 30, 2005 when compared with $16.1 million at December 31, 2004. The proceeds from new advances were used to fund loan originations.

        Stockholders' equity totaled $13.1 million and $12.8 million at June 30, 2005 and December 31, 2004, respectively, reflecting net income of $284,000 for the six months ended June 30, 2005.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND
2004

        GENERAL. Net income increased by $40,000, or 32.3%, to $164,000 for the three months ended June 30, 2005, from $124,000 for the three months ended June 30, 2004. The increase in net income reflects increases in net interest income and recovery in provision for loan losses, sufficient to offset increases in non-interest expenses and increases in income taxes.

        INTEREST INCOME. Interest income increased $202,000, or 22.6%, to $1.1 million for the three months ended June 30, 2005, from $894,000 for the three months ended June 30, 2004. The increase in interest income is due to increases of $147,000 in interest income from loans, $48,000 in interest on securities, and $7,000 in interest income from other interest earning assets.

        Interest income from loans increased by $147,000, or 21.8%, to $820,000 for the three months ended June 30, 2005, from $673,000 for the three months ended June 30, 2004. The increase was due to a $9.8 million or 19.4% increase in the average balance of loans to $60.2 million in 2005 from $50.4 million in 2004 and an increase in the average yield to 5.45% from 5.35%. Interest income from securities, including available for sale and held to maturity, increased $48,000, or 22.4%, to $262,000 for the three months ended June 30, 2005, from $214,000 for the three months ended June 30, 2004. The increase in interest income from securities was due to an increase of $3.2 million or 15.6% in the average balance of securities to $23.7 million in 2005 from $20.5 million in 2004 and an increase in the average yield to 4.42% in 2005 from 4.18% in 2004. Interest income from other interest-earning assets increased $7,000, or 100.0% to $14,000 for the three months ended June 30, 2005, from $7,000 for the three months ended June 30, 2004. The increase in interest income from other interest-earning assets was due to an increase in the average yield to 3.11 % in 2005 from 1.07% in 2004, sufficient to offset a decrease in the average balance to $1.8 million in 2005 from $2.8 million in 2004.

        INTEREST EXPENSE. Total interest expense increased $73,000, or 22.5%, to $398,000 for the three months ended June 30, 2005, from $325,000 for the three months ended June 30, 2004. The interest expense on interest-bearing deposits increased by $22,000 or 9.9% to $245,000 in 2005 when compared with $223,000 in the comparable 2004 period. The increase in interest expense on deposits resulted from an increase in the average cost of interest-bearing deposits to 1.78% from 1.59%, reflecting increasing market interest rates during the period between the comparable quarters. Partially offsetting this increase was a decrease in the average balance of interest-bearing deposits to $55.1 million in 2005 from $56.2 million in 2004.

                       LINCOLN PARK BANCORP AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004 (CONT'D.)

        The interest expense on borrowed money increased $51,000 or 50.0% to $153,000 in 2005 from $102,000 in comparable 2004 period. The increase resulted from an increase of $5.3 million in the average balance of borrowed money to $18.6 million in 2005 from $13.3 million in 2004 and an increase in cost of borrowed money to 3.28% in 2005 from 3.06% in 2004.

        NET INTEREST INCOME. Net interest income increased $129,000, or 22.7%, to $698,000 for the three months ended June 30, 2005 from $569,000 for the three months ended June 30, 2004. Our interest rate spread decreased to 2.96% in 2005 from 2.99% in 2004, reflecting a 29 basis point increase in the cost of our interest bearing liabilities that exceeded a 26 basis point increase in yield on interest-earning assets. Our net interest margin increased to 3.26% from 3.09%. Despite the decline in the net interest spread, net interest income increased due to increases in both total and net interest-earning assets.

        PROVISION FOR LOAN LOSSES. We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, management recovered $9,000 in provision for loan losses for the three months ended June 30, 2005, and recorded a provision of $3,000 for the three months ended June 30, 2004. We had no charge-offs during the three month periods ended June 30, 2005 and 2004. We used the same methodology and generally similar assumptions in assessing the allowance for both periods. The allowance for loan losses was $174,000, or 0.28% of gross loans outstanding at June 30, 2005, as compared with $113,000, or 0.22% of gross loans outstanding at June 30, 2004. The level of the allowance is based on estimates, and the ultimate losses may vary from the estimates.

        NON-INTEREST INCOME. Non-interest income increased $3,000, or 10.3%, to $32,000 for the three months ended June 30, 2005, as compared to $29,000 for the three months ended June 30, 2004. The primary reason for the increase in non-interest income was an increase of $2,000 in fees and service charges.

        NON-INTEREST EXPENSES. Non-interest expenses were $469,000 and $393,000 for the three months ended June 30, 2005 and 2004, respectively, representing an increase of $76,000 or 19.3%. The increase in non-interest expenses is due to increases of $66,000 in other expenses, $7,000 in advertising and $5,000 in equipment.

        Other expenses increased $66,000 or 60.6% to $173,000 in 2005 from $107,000 in 2004, reflecting the additional expenses associated with being a public company. Advertising expenses increased $7,000 or 77.8% to $16,000 in 2005 from $9,000 in 2004 due to an increase in marketing efforts. Equipment expenses increased $5,000 or 11.1% to $50,000 in 2005 from $45,000 in 2004 due to the upgrade of various equipment.

                       LINCOLN PARK BANCORP AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004 (CONT'D.)

        INCOME TAX EXPENSE. The provision for income taxes increased to $106,000 for the three months ended June 30, 2005 from $78,000 for the three months ended June 30, 2004. The increase in the provision for income taxes is primarily due to an increase of $68,000 in income before income taxes to $270,000 for the three months ended June 30, 2005, as compared to $202,000 for the three months ended June 30, 2004.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

        GENERAL. Net income increased $18,000, or 6.8%, to $284,000 for the six months ended June 30, 2005, from $266,000 for the six months ended June 30, 2004. The increase in net income reflects an increase in net interest income, sufficient to offset increases in provision for loan losses, non-interest expenses and income taxes.

        INTEREST INCOME. Interest income increased $344,000, or 19.3%, to $2.1 million for the six months ended June 30, 2005, from $1.8 million for the six months ended June 30, 2004. The increase in interest income is due to increases of $248,000 in interest income from loans, $85,000 in interest income on securities and $10,000 in interest income from other interest earning assets.

        Interest income from loans increased by $248,000, or 18.5%, to $1.6 million for the six months ended June 30, 2005, from $1.3 million for the six months ended June 30, 2004. The increase was due to a $9.2 million or 18.4% increase in the average balance of loans to $59.0 million in 2005 from $49.8 million in 2004. The average yield remained constant at 5.37% in 2005 and 2004. Interest income from securities, including available for sale and held to maturity, increased $86,000, or 19.8%, to $520,000 for the six months ended June 30, 2004, from $434,000 for the six months ended June 30, 2004. The increase in interest income from securities was due to an increase of $3.1 million or 15.8% in the average balance of securities to $23.6 million in 2005 from $20.3 million in 2004 and an increase in the average yield to 4.40% in 2005 from 4.28% in 2004. Interest income from other interest-earning assets increased $10,000, or 66.7% to $25,000 for the six months ended June 30, 2005, from $15,000 for the six months ended June 30, 2004. The increase in interest income from other interest-earning assets was due to an increase in the average yield to 2.20 % in 2005 from 1.16% in 2004, sufficient to off-set a decrease in the average balance to $2.3 million in 2005 from $2.6 million in 2004.

        INTEREST EXPENSE. Total interest expense increased $131,000, or 20.6%, to $766,000 for the six months ended June 30, 2005, from $635,000 for the six months ended June 30, 2004. The interest expense on interest-bearing deposits increased by $32,000 or 7.2% to $478,000 in 2005 when compared with $446,000 in comparable 2004 period. The increase in interest expense resulted from an increase in the average cost of interest-bearing deposits to 1.73% from 1.60%, reflecting an increase in market interest rates during the period between the comparable periods. Partially offsetting this increase was a decrease in the average balance of interest-bearing deposits to $55.4 million in 2005 from $55.8 million in 2004. The interest expense on borrowed money increased $99,000 or 52.4% to $288,000 in 2005 from $189,000 in comparable 2004 period. The increase resulted from an increase of $4.8 million in the average balance of borrowed money to $17.7 million in 2005 from $12.9 million in 2004, as well as an increase of 32 basis points in cost of borrowed money to 3.25% in 2005 from 2.93% in 2004.

                       LINCOLN PARK BANCORP AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (CONT'D.)

        NET INTEREST INCOME. Net interest income increased $213,000, or 18.5%, to $1.4 million for the six months ended June 30, 2005 from $1.2 million for the six months ended June 30, 2004. Our interest rate spread decreased to 2.92% in 2005 from 3.07% in 2004, reflecting an increase of 25 basis points in the cost of our interest-bearing liabilities that exceeded an increase of 10 basis points in the yield on interest-earning assets. Our net interest margin increased to 3.21% from 3.17%. Despite the decline in the net interest spread, net interest income increased due to increases in both total and net interest-earning assets.

        PROVISION FOR LOAN LOSSES. Based on our evaluation, we recorded a provision for loan losses of $18,000 for the six months ended June 30, 2005, and a recovery of $14,000 in provision for loan losses for the six months ended June 30, 2004. We had no charge-offs during the six month periods ended June 30, 2005 and 2004. We used the same methodology and generally similar assumptions in assessing the allowance for both periods. The allowance for loan losses was $174,000, or 0.28% of gross loans outstanding at June 30, 2005, as compared with $113,000, or 0.22% of gross loans outstanding at June 30, 2004. The level of the allowance is based on estimates, and the ultimate losses may vary from the estimates.

        NON-INTEREST INCOME. Non-interest income decreased $10,000, or 17.2%, to $48,000 for the six months ended June 30, 2005, as compared to $58,000 for the six months ended June 30, 2004. The decrease in non-interest income was due to a decrease of $5,000 in fees and service charges and a loss of $7,000 on the call of securities held to maturity in 2005 compared to a gain of $2,000 on the call of securities in 2004, offset by an increase of $4,000 in other non-interest income.

        NON-INTEREST EXPENSES. Non-interest expenses were $928,000 and $785,000 for the six months ended June 30, 2005 and 2004, respectively, representing an increase of $143,000 or 18.2%. The increase in non-interest expenses is primarily due to increases of $126,000 in other non-interest expense, $12,000 in advertising expense and $8,000 in occupancy expense.

        Other expenses increased $126,000 or 58.9% to $340,000 in 2005 from $214,000 in 2004 reflecting the additional expenses associated with being a public company. Advertising expenses increased $12,000 or 70.6% to $29,000 in 2005 from $17,000 in 2004 due to an increase in marketing efforts. Occupancy expense increased $8,000 or 14.5% to $63,000 in 2005 from $55,000 in 2004 due to an increase in repairs and maintenance expense of the banking facility.

        INCOME TAX EXPENSE. The provision for income taxes increased to $182,000 for the six months ended June 30, 2005 from $172,000 for the six months ended June 30, 2004. The increase in the provision for income taxes is primarily due to an increase in income before income taxes of $29,000 to $466,000 for the six months ended June 30, 2005, as compared to $437,000 for the six months ended June 30, 2004.

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

        We have emphasized the origination of fixed-rate mortgage loans for retention in our portfolio in order to maximize our net interest income. We accept increased exposure to interest rate fluctuations as a result of our investment in such loans. In a period of rising interest rates, our net interest rate spread and net interest income may be negatively affected. However, this negative impact is expected to be mitigated somewhat by the net proceeds from the stock offering completed in December 2004 which will support the future growth of our interest-earning assets. In addition, we have sought to manage and mitigate our exposure to interest rate risks in the following ways:

        o We maintain moderate levels of short-term liquid assets. At June 30, 2005, our short-term liquid assets totaled $2.9 million;

        o We originate for portfolio adjustable-rate mortgage loans and adjustable home equity lines of credit. At June 30, 2005, our adjustable-rate mortgage loans totaled $13.2 million and our adjustable home equity lines of credit totaled $6.7 million;

        o We attempt to increase the maturity of our liabilities as market conditions allow. In particular, since 2004, we have emphasized intermediate- to long-term FHLB advances as a source of funds. At June 30, 2005, we had $9.9 million of FHLB advances with terms to maturity of between three and ten years; and

        o We invest in securities with step-up rate features providing for increased interest rates prior to maturity according to a pre-determined schedule and formula. However, these step-up rates may not keep pace with rising interest rates in the event of a rapidly rising rate environment. In addition, these investments may be called at the option of the issuer.

        NET PORTFOLIO VALUE. The Company utilizes an outside vendor to prepare the computation of accounts by which the net present value of the Bank's cash flow from assets, liabilities and off balance sheet items (the Bank's net portfolio value or "NPV") would change in the event of a range of assumed changes in market interest rates. The vendor provides the Company with an interest rate sensitivity report of net portfolio value by utilizing a simulation model that uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of net portfolio value. The model estimates the economic value of each type of assets, liability and off-balance sheet contract under the assumption that the yield curve increases or decreases instantaneously by 200 basis points. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 5% would mean, for example, a 200 basis point increase in the change of interest rates.

                       LINCOLN PARK BANCORP AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


MANAGEMENT OF MARKET RISK (CONT'D.)

        The following table sets forth the Bank's NPV as of March 31, 2005, the most recent date the Bank's NPV was calculated.


      CHANGE IN                      NET PORTFOLIO VALUE                        NET PORTFOLIO VALUE AS A
--------------------- -------------------------------------------------     PERCENTAGE OF PRESENT VALUE OF
   INTEREST RATES                                                                       ASSETS
---------------------                                                    ------------------------------------
   (BASIS POINTS)
                         ESTIMATED        AMOUNT OF        PERCENT OF          NPV           CHANGE IN BASIS
                            NPV            CHANGE            CHANGE           RATIO              POINTS
                      ---------------  ---------------  ---------------  ---------------  -------------------
                                                      (DOLLARS IN THOUSANDS)
        +200            $      6,456     $    (2,714)        (29.6)%            8.38%      (265) basis points
          0                    9,170              --            --             11.03         --  basis points
        -200                   9,635             465           5.1             11.21         18  basis points

        The table above indicates that at March 31, 2005, in the event of a 200 basis point decrease in interest rates, we would experience a 5.1% increase in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience a 29.6% decrease in net portfolio value.

        Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in net portfolio value require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net portfolio value table presented assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the net portfolio value table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on its net interest income and will differ from actual results.


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

                       LINCOLN PARK BANCORP AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES (CONT'D.)

The primary sources of investing activity are lending and the purchase of mortgage-backed securities. Net loans amounted to $61.5 million and $57.2 million at June 30, 2005 and December 31, 2004, respectively. Securities available for sale totaled $3.2 million and $4.3 million at June 30, 2005 and December 31, 2004, respectively. Securities held to maturity totaled $19.1 million and $17.0 million at June 30, 2005 and December 31, 2004, respectively. In addition to funding new loan production and securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans, mortgage-backed securities, and borrowings from FHLB.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At June 30, 2005, advances from the FHLB amounted to $20.0 million.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At June 30, 2005, the Bank has outstanding commitments to originate loans of $2.2 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2005, totaled $16.8 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank.

The following table sets forth the Bank's capital position at June 30, 2005, as compared to the minimum regulatory capital requirements:

                                                                                                      To Be Well
                                                                                                     Capitalized
                                                                                                     Under Prompt
                                                                      Minimum Capital                 Corrective
                                             Actual                     Requirements              Actions Provisions
                                   ---------------------------   --------------------------   --------------------------
                                      Amount         Ratio          Amount        Ratio          Amount        Ratio
                                   ------------   ------------   ------------  ------------   ------------  ------------
Total Capital
  (to risk-weighted assets)           $ 9,412         20.14%        $ 3,738         8.00%        $ 4,672        10.00%

Tier 1 Capital
  (to risk-weighted assets)             9,238         19.77%              -            -           2,803         6.00%

Core (Tier 1) Capital
  (to average total assets)             9,238         10.84%          3,410         4.00%          4,263         5.00%

Tangible Capital
  (to adjusted average assets)          9,238         10.89%          1,279         1.50%              -            -

                       LINCOLN PARK BANCORP AND SUBSIDIARY
                             CONTROLS AND PROCEDURES
                      -------------------------------------



ITEM 3.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the applicable time periods specified by the SEC's rules and forms. There has been no change in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


                                 For           Withheld       Broker Non-vote
                              ---------       ----------      ---------------
        Stanford Stoller      1,714,542         13,800               0


        b) The appointment of Beard Miller Company LLP, as successor to Radics & Co., LLC, as auditors of the Company for the fiscal year ending December 31, 2005.


                       For         Withheld       Abstain      Broker Non-vote
                    ---------     ----------     ---------    ----------------
                    1,709,342        18,500          500              0


        In addition, the following directors, in addition to those elected, continue to serve as directors after the annual meeting of stockholders:

              William H. Weisbrod
              David G. Baker
              John F. Feeney
              Edith M. Perrotti

                              LINCOLN PARK BANCORP

                                     PART II


ITEM 5. OTHER INFORMATION

          Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

        The following Exhibits are filed as part of this report.

                11.0    Computation of earnings per share.

                31.1    Certification of Chief Executive Officer Pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.
                31.2    Certification of Chief Financial Officer Pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.
                32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to n 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          LINCOLN PARK BANCORP


Date:       August 12, 2005                        /s/ Donald S. Hom
      ---------------------------         --------------------------------------
                                          Donald S. Hom
                                          President and Chief Executive Officer
                                          (Principal Executive and Financial
                                          Officer)


Date:      August 12, 2005                        /s/ Nandini Mallya
      ---------------------------         --------------------------------------
                                          Nandini Mallya
                                          Vice President and Treasurer
                                          (Principal Accounting Officer)