Form 10QSB
period 2005-09-30
Lincoln Park Bancorp
filed 2005-11-14
CIK 1294206

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ----------------------------

                                   FORM 10-QSB

(Mark One)

-------
   X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------     EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 2005
                                ------------------------------------------------

                                       OR

------
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------      EXCHANGE ACT OF 1934

For the transition period from                        To
                                  -----------------        -----------------

                        Commission File Number 000-51078
                                               ---------

                              LINCOLN PARK BANCORP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           FEDERAL                                           61-1479859
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                        Identification Number)


31 Boonton Turnpike, Lincoln Park, New Jersey                  07035
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code         (973) 694-0330
                                                    ----------------------------

     Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

     The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,851,500 shares of common stock, par value $.01 per share as of November 14, 2005.

                       LINCOLN PARK BANCORP AND SUBSIDIARY

                                      INDEX


                                                                         Page
PART I - FINANCIAL INFORMATION                                          Number
                                                                      ----------

Item 1:  Financial Statements

         Consolidated Statements of Financial Condition
          at September 30, 2005 and December 31, 2004 (Unaudited)          1

         Consolidated Statements of Income for the Three Months and
          Nine Months Ended September 30, 2005 and 2004 (Unaudited)        2

         Consolidated Statements of Comprehensive Income for the
          Three Months And Nine Months Ended September 30, 2005
          and 2004 (Unaudited)                                             3

         Consolidated Statements of Cash Flows for the Nine Months
          Ended September 30, 2005 and 2004 (Unaudited)                    4

         Notes to Consolidated Financial Statements (Unaudited)          5 - 6

Item 2:  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  7 - 15

Item 3:  Controls and Procedures                                           16

PART II - OTHER INFORMATION                                                17

SIGNATURES                                                                 18


                                          LINCOLN PARK BANCORP AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                     ----------------------------------------------
                                                      (Unaudited)


                                                                                    September 30,        December 31,
ASSETS                                                                                  2005                 2004
------                                                                             ---------------      --------------
Cash and amounts due from depository institutions                                  $     1,244,201      $    1,494,902
Interest-bearing deposits in other banks                                                 1,126,045           4,403,386
                                                                                   ---------------      --------------

         Total cash and cash equivalents                                                 2,370,246           5,898,288

Term deposits                                                                              579,379              80,778
Securities available for sale                                                            3,120,641           4,316,440
Securities held to maturity, estimated fair value of $18,659,000
  and $16, 910,000, respectively                                                        18,989,327          17,043,185
Loans receivable, net of allowance for loan losses of $151,500
  and $156,000, respectively                                                            63,345,651          57,154,277
Premises and equipment                                                                     890,932             919,931
Federal Home Loan Bank of New York stock, at cost                                        1,076,300             807,200
Interest receivable                                                                        477,832             397,033
Other assets                                                                                68,654              81,689
------                                                                             ---------------      --------------

         Total assets                                                              $    90,918,962         $86,698,821
                                                                                   ===============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
      Deposits                                                                     $    55,456,816      $   57,216,074
      Advances from Federal Home Loan Bank of New York                                  21,525,848          16,143,198
      Advance payments by borrowers for taxes and insurance                                372,879             355,761
      Other liabilities                                                                    290,362             156,417
                                                                                   ---------------      --------------

         Total liabilities                                                              77,645,905          73,871,450
                                                                                   ---------------      --------------

STOCKHOLDERS' EQUITY
      Preferred stock; no par value; 1,000,000 shares authorized;
        none issued or outstanding                                                               -                   -
      Common stock; $.01 par value; 5,000,000 shares authorized;
        1,851,500 issued and outstanding                                                    18,515              18,515
      Additional paid in capital                                                         7,775,577           7,783,602
      Retained earnings - substantially restricted                                       5,856,082           5,409,484
      Unearned ESOP shares                                                                (371,060)           (385,580)
      Accumulated other comprehensive income -
        unrealized (loss) gain on securities available for sale                             (6,057)             1,350
                                                                                   ---------------      --------------

         Total Stockholders' equity                                                     13,273,057          12,827,371
                                                                                   ---------------      --------------

         Total liabilities and stockholders' equity                                $    90,918,962      $   86,698,821
                                                                                   ===============      ==============

See notes to consolidated financial statements.


                                            LINCOLN PARK BANCORP AND SUBSIDIARY
                                             CONSOLIDATED STATEMENTS OF INCOME
                                             ---------------------------------
                                                        (Unaudited)


                                                                    Three Months Ended              Nine Months Ended
                                                                      September 30,                   September 30,
                                                                --------------------------      --------------------------
                                                                    2005          2004              2005          2004
                                                                ------------  ------------      ------------  ------------
Interest income:
      Loans                                                     $    853,258  $    711,645      $  2,438,401  $  2,048,350
      Securities                                                     257,243       212,306           776,913       646,521
      Other interest-earning assets                                   11,667         5,377            36,908        20,758
                                                                ------------  ------------      ------------  ------------

              Total interest income                                1,122,168       929,328         3,252,222     2,715,629
                                                                ------------  ------------      ------------  ------------

Interest expense:
      Deposits                                                       269,129       233,322           747,170       679,623
      Advances and other borrowed money                              179,554       116,462           467,664       305,006
                                                                ------------  ------------      ------------  ------------

              Total interest expense                                 448,683       349,784         1,214,834       984,629
                                                                ------------  ------------      ------------  ------------

Net interest income                                                  673,485       579,544         2,037,388     1,731,000
(Recovery of) provision for loan losses                              (22,444)       24,176            (4,444)       10,680
                                                                ------------  ------------      ------------  ------------

Net interest income after provision for loan losses                  695,929       555,368         2,041,832     1,720,320
                                                                ------------  ------------      ------------  ------------

Non-interest income:
      Fees and service charges                                        19,960        21,647            60,655        66,272
      (Loss) gains on calls of securities held to maturity                 -             -            (7,239)        2,075
      Miscellaneous                                                    6,311         5,358            20,407        16,419
                                                                ------------  ------------      ------------  ------------

              Total non-interest income                               26,271        27,005            73,823        84,766
                                                                ------------  ------------      ------------  ------------

Non-interest expenses:
      Salaries and employee benefits                                 198,524       214,994           593,267       616,927
      Net occupancy expense of premises                               30,598        27,049            93,182        82,269
      Equipment                                                       55,374        49,146           157,742       146,801
      Advertising                                                     11,305         6,387            39,997        23,522
      Federal insurance premium                                        1,894         2,100             6,086         6,472
      Miscellaneous                                                  154,520       240,259           489,833       449,402
                                                                ------------  ------------      ------------  ------------

              Total non-interest expenses                            452,215       539,935         1,380,107     1,325,393
                                                                ------------  ------------      ------------  ------------

Income before income taxes                                           269,985        42,438           735,548       479,693
Income taxes                                                         104,893        14,128           286,755       185,844
                                                                ------------  ------------      ------------  ------------

Net income                                                      $    165,092  $     28,310      $    448,793  $    293,849
                                                                ============  ============      ============  ============

Net income per common share:
         Basic/diluted                                          $       0.09           N/A      $       0.25           N/A
                                                                ============  ============      ============  ============

Weighted average number of common shares and
  common stock equivalents outstanding:
         Basic/diluted                                             1,818,638           N/A         1,818,213           N/A
                                                                ============  ============      ============  ============

(a)  Converted to stock form on December 16, 2004


See notes to consolidated financial statements.


                                            LINCOLN PARK BANCORP AND SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                        (Unaudited)


                                                                    Three Months Ended              Nine Months Ended
                                                                      September 30,                   September 30,
                                                                --------------------------      --------------------------
                                                                    2005          2004              2005          2004
                                                                ------------  ------------      ------------  ------------
Net income                                                      $    165,092  $     28,310      $    448,793  $    293,849
                                                                ------------  ------------      ------------  ------------

Other comprehensive income (loss), net of income taxes:
      Gross unrealized holding (loss) gain on
        securities available for sale                                (16,684)       63,461           (12,337)      (18,877)
      Deferred income taxes                                            6,649       (25,350)            4,930         7,600
                                                                ------------  ------------      ------------  ------------

Other comprehensive income (loss)                                    (10,035)       38,111            (7,407)      (11,277)
                                                                ------------  ------------      ------------  ------------

Comprehensive income                                            $    155,057  $     66,421      $    441,386  $    282,572
                                                                ============  ============      ============  ============

See notes to consolidated financial statements.


                                      LINCOLN PARK BANCORP AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     -------------------------------------
                                                  (Unaudited)


                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                  ----------------------------
                                                                                     2005             2004
                                                                                  ------------    ------------
Cash flows from operating activities:
     Net income                                                                   $    448,793    $    293,849
     Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation of premises and equipment                                          48,241          49,210
        Amortization and accretion, net                                                 36,148          47,417
        Loss (gain) on calls of term deposits and securities held to maturity            7,239          (2,075)
        (Recovery of) provisions for loan losses                                        (4,444)         10,680
        (Increase) in interest receivable                                              (80,799)        (61,999)
        Decrease (increase) in other assets                                             13,035        (406,843)
        Increase (decrease) in accrued interest payable                                 15,326          14,079
        Increase (decease) in other liabilities                                        124,676           8,966
        ESOP shares committed to be released                                            12,325               -
                                                                                  ------------    ------------
           Net cash provided by operating activities                                   620,540         (46,716)
                                                                                  ------------    ------------

Cash flows from investing activities:
     Purchases of term deposits                                                       (495,000)              -
     Proceeds from maturities and calls of term deposits                                     -         984,000
     Purchases of securities available for sale                                        (55,723)              -
     Proceeds from maturities and calls of securities available for sale             1,200,000       1,350,000
     Principal repayments on securities available for sale                              35,114          71,826
     Purchases of securities held to maturity                                       (3,960,000)     (3,337,775)
     Proceeds from maturities and calls of securities held to maturity               1,685,000       1,615,000
     Principal repayments on securities held to maturity                               320,255         513,465
     Net (increase in loans receivable                                              (6,221,244)     (7,767,387)
     Additions to premises and equipment                                               (19,242)        (40,467)
     Purchase of Federal Home Loan Bank of New York stock                             (414,600)       (312,900)
     Redemption of Federal Home Loan Bank of New York stock                            145,500          19,100
                                                                                  ------------    ------------
           Net cash (used in) investing activities                                  (7,779,940)     (6,905,138)
                                                                                  ------------    ------------

Cash flows from financing activities:
     Net (decrease) increase in deposits                                            (1,760,385)        762,041
     Proceeds from advances from Federal Home Loan Bank of New York                 18,200,000      12,550,000
     Repayments of advances from Federal Home Loan Bank of New York                (12,817,350)     (6,674,148)
     Net increase in payments by borrowers for taxes and insurance                      17,118          63,838
     Net change in Paid in Capital                                                      (8,025)              -
                                                                                  ------------    ------------
           Net cash provided by financing activities                                 3,631,358       6,701,731
                                                                                  ------------    ------------

Net (decrease) increase in cash and cash equivalents                                (3,528,042)       (250,123)
Cash and cash equivalents - beginning                                                5,898,288       3,082,468
                                                                                  ------------    ------------

Cash and cash equivalents - ending                                                $  2,370,246    $  2,832,345
                                                                                  ============    ============

Supplemental information:
     Cash paid during the period for:
        Interest on deposits and borrowings                                       $  1,201,375    $    970,550
                                                                                  ============    ============
        Income taxes                                                              $    197,741    $    249,068
                                                                                  ============    ============

See notes to consolidated financial statements.

                       LINCOLN PARK BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------


1.      PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Lincoln Park Bancorp (the "Company") and its wholly owned subsidiary, Lincoln Park Savings Bank (the "Bank"). The Company's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months and nine months ended September 30, 2005, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

                       LINCOLN PARK BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

4.      CRITICAL ACCOUNTING POLICIES (CONT'D)

Although we believe that we use the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, the regulatory authorities, as an integral part of their examinations process, periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of their examinations.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

        Our total assets increased by $4.2 million, or 4.8%, to $90.9 million at September 30, 2005, from $86.7 million at December 31, 2004. During the nine months ended September 30, 2005, the level of cash and cash equivalents decreased by $3.5 million, or 59.3%, to $2.4 million at September 30, 2005 from $5.9 million at December 31, 2004. The decrease in cash and cash equivalents was due to the deployment of funds received in our initial public stock offering in December 2004 into our loan, securities held to maturity and term deposits portfolios, which increased significantly as noted below. Term deposits increased $498,000 or 614.8% to $579,000 at September 30, 2005 when compared with $81,000 at December 31, 2004. The increase in term deposits during the 2005 period resulted from the deployment of cash proceeds from the offering.

        Securities available for sale decreased $1.2 million or 27.9% to $3.1 million at September 30, 2005 when compared with $4.3 million at December 31, 2004. The decrease in securities available for sale during the 2005 period resulted primarily from maturities and repayments of $1.2 million. Securities held to maturity increased by $2.0 million or 11.8% to $19.0 million at September 30, 2005 when compared with $17.0 million at December 31, 2004. During the nine months ended September 30, 2005, purchases of securities held to maturity amounted to $4.0 million which was sufficient to offset maturities and repayments of $2.0 million. The increase in securities held to maturity was funded by the deployment of cash proceeds from the offering.

        Loans receivable amounts to $63.3 million and $57.2 million at September 30, 2005 and December 31, 2004, respectively, representing an increase of $6.1 million or 10.7%. Our increase in loans resulted primarily from increased one-to four family mortgage loan and consumer loan originations. The loans receivable was primarily funded by borrowings.

        Federal Home Loan Bank of New York ("FHLB") stock increased $269,000 or 33.3% to $1.1 million at September 30, 2005 when compared with $807,000 at December 31, 2004, primarily due to an increase in borrowings.

                       LINCOLN PARK BANCORP AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2005 AND DECEMBER 31, 2004 (CONT'D.)

        Total deposits decreased by $1.8 million, or 3.1% to $55.5 million at September 30, 2005 from $57.2 million at December 31, 2004. The decrease in deposits was due to competition from various financial institutions in our market area. Advances from FHLB increased $5.4 million or 33.5% to $21.5 million at September 30, 2005 when compared with $16.1 million at December 31, 2004. The proceeds from new advances were used to fund loan originations.

        Stockholders' equity totaled $13.3 million and $12.8 million at September 30, 2005 and December 31, 2004, respectively, reflecting net income of $449,000 for the nine months ended September 30, 2005.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

        GENERAL. Net income increased by $137,000, or 489.3%, to $165,000 for the three months ended September 30, 2005, from $28,000 for the three months ended September 30, 2004. The increase in net income reflects increases in net interest income, recovery in provision for loan losses and decreases in non-interest expenses partially offset by increases in income taxes.

        INTEREST INCOME. Interest income increased $193,000, or 20.8%, to $1.1 million for the three months ended September 30, 2005, from $930,000 for the three months ended September 30, 2004. The increase in interest income is due to increases of $141,000 in interest income from loans, $45,000 in interest on securities, and $6,000 in interest income from other interest earning assets.

        Interest income from loans increased by $141,000, or 19.8%, to $853,000 for the three months ended September 30, 2005, from $712,000 for the three months ended September 30, 2004. The increase was due to a $7.8 million or 14.3% increase in the average balance of loans to $62.2 million in 2005 from $54.4 million in 2004 and an increase in the average yield to 5.49% from 5.24%. Interest income from securities, including available for sale and held to maturity, increased $45,000, or 21.2%, to $257,000 for the three months ended September 30, 2005, from $212,000 for the three months ended September 30, 2004. The increase in interest income from securities was due to an increase of $2.7 million or 13.2% in the average balance of securities to $23.2 million in 2005 from $20.5 million in 2004 and an increase in the average yield to 4.44% in 2005 from 4.13% in 2004.

        Interest income from other interest-earning assets increased $6,000, or 100.0% to $12,000 for the three months ended September 30, 2005, from $6,000 for the three months ended September 30, 2004. The increase in interest income from other interest-earning assets was due to an increase in the average yield to 2.50% in 2005 from 1.28% in 2004, while the average balance of other interest-earning assets remained constant at $1.9 million in 2005 and 2004.

        INTEREST EXPENSE. Total interest expense increased $99,000, or 28.3%, to $449,000 for the three months ended September 30, 2005, from $350,000 for the three months ended September 30, 2004. The interest expense on interest-bearing deposits increased by $35,000 or 15.0% to $269,000 in 2005 when compared with $234,000 in the comparable 2004 period. The increase in interest expense on deposits resulted from an increase in the average cost of interest-bearing deposits to 1.97% from 1.63%, reflecting increasing market interest rates during the period between the comparable quarters. Partially offsetting this increase was a decrease in the average balance of interest-bearing deposits to $54.5 million in 2005 from $57.3 million in 2004.

                       LINCOLN PARK BANCORP AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (CONT'D.)

        The interest expense on borrowed money increased $64,000 or 55.2% to $180,000 in 2005 from $116,000 in the comparable 2004 period. The increase resulted from an increase of $4.8 million in the average balance of borrowed money to $20.3 million in 2005 from $15.5 million in 2004 and an increase in the cost of borrowed money to 3.55% in 2005 from 2.99% in 2004.

        NET INTEREST INCOME. Net interest income increased $93,000, or 16.0%, to $673,000 for the three months ended September 30, 2005 from $580,000 for the three months ended September 30, 2004. Our interest rate spread decreased to 2.74% in 2005 from 2.92% in 2004, reflecting a 48 basis point increase in the cost of our interest bearing liabilities that exceeded a 29 basis point increase in yield on interest-earning assets. Our net interest margin increased to 3.08% from 3.02%. Despite the decline in the net interest spread, net interest income increased due to increases in both total and net interest-earning assets.

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

        Based on our evaluation of these factors, management recovered $22,000 in provision for loan losses for the three months ended September 30, 2005, compared to recording a provision of $24,000 for the three months ended September 30, 2004. We had no charge-offs during the three month periods ended September 30, 2005 and 2004. We used the same methodology and generally similar assumptions in assessing the allowance for both periods. The allowance for loan losses was $152,000, or 0.24% of gross loans outstanding at September 30, 2005, as compared with $137,000, or 0.24% of gross loans outstanding at September 30, 2004. The level of the allowance is based on estimates, and the ultimate losses may vary from the estimates.

        NON-INTEREST INCOME. Non-interest income decreased $1,000, or 3.7%, to $26,000 for the three months ended September 30, 2005, as compared to $27,000 for the three months ended September 30, 2004. The primary reason for the decrease in non-interest income was a decrease of $2,000 in fees and service charges.

        NON-INTEREST EXPENSES. Non-interest expenses were $452,000 and $540,000 for the three months ended September 30, 2005 and 2004, respectively, representing a decrease of $88,000 or 16.3%. The decrease in non-interest expenses is due to decreases of $85,000 in miscellaneous expenses, and $16,000 in salaries and employee benefits, sufficient to offset increases of $6,000 in equipment, $5,000 in advertising and $4,000 in occupancy expense.

                       LINCOLN PARK BANCORP AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (CONT'D.)

        Miscellaneous expenses decreased $85,000 or 35.4% to $155,000 in 2005 from $240,000 in 2004, mainly due to legal expenses of $101,000 that occurred in the September 30, 2004 quarter associated with the consummation of the charter conversion of the Bank from a New Jersey chartered savings and loan association to a New Jersey chartered mutual savings bank, the resolution of the regulatory concerns raised by the Office of Thrift Supervision regarding the Bank's Bank Secrecy Act compliance and a lawsuit filed against the Bank by a depositor challenging the charter conversion. In September 2004, the lawsuit was settled and dismissed with prejudice. Such legal fees did not recur during the September 2005 quarter.

        Salaries and employee benefits expenses decreased $16,000 or 7.4% to $199,000 in 2005 from $215,000 in 2004, reflecting a reduction in the number of full time employees from 2004 to 2005 that was offset by an increase in the number of part time employees from 2004 to 2005. Equipment expenses increased $6,000 or 12.2% to $55,000 in 2005 from $49,000 in 2004 due to the upgrade of various equipment. Advertising expenses increased $5,000 or 83.3% to $11,000 in 2005 from $6,000 in 2004 due to an increase in marketing efforts. Occupancy expenses increased $4,000 or 14.8% to $31,000 in 2005 from $27,000 in 2004 due to increases in repairs and maintenance expense of the banking facility.

        INCOME TAX EXPENSE. The provision for income taxes increased to $105,000 for the three months ended September 30, 2005 from $15,000 for the three months ended September 30, 2004. The increase in the provision for income taxes is primarily due to an increase of $227,000 in income before income taxes to $270,000 for the three months ended September 30, 2005, as compared to $43,000 for the three months ended September 30, 2004.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

        GENERAL. Net income increased $155,000, or 52.7%, to $449,000 for the nine months ended September 30, 2005, from $294,000 for the nine months ended September 30, 2004. The increase in net income reflects increases in net interest income and recovery in provision for loan losses, partially offset by decreases in non-interest income and increases in non-interest expenses and income taxes.

        INTEREST INCOME. Interest income increased $537,000, or 19.9%, to $3.3 million for the nine months ended September 30, 2005, from $2.7 million for the nine months ended September 30, 2004. The increase in interest income is due to increases of $390,000 in interest income from loans, $130,000 in interest income on securities and $16,000 in interest income from other interest earning assets.

        Interest income from loans increased by $390,000, or 19.5%, to $2.4 million for the nine months ended September 30, 2005, from $2.0 million for the nine months ended September 30, 2004. The increase was due to an $8.8 million or 17.1% increase in the average balance of loans to $60.1 million in 2005 from $51.3 million in 2004 and an increase in the average yield to 5.41% in 2005 from 5.32% in 2004. Interest income from securities, including available for sale and held to maturity, increased $130,000, or 20.1%, to $777,000 for the nine months ended September 30, 2005, from $647,000 for the nine months ended September 30, 2004. The increase in interest income from securities was due to an increase of $3.1 million or 15.2% in the average balance of securities to $23.5 million in 2005 from $20.4 million in 2004 and an increase in the average yield to 4.41% in 2005 from 4.23% in 2004.

                       LINCOLN PARK BANCORP AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (CONT'D.)

        Interest income from other interest-earning assets increased $16,000, or 76.2% to $37,000 for the nine months ended September 30, 2005, from $21,000 for the nine months ended September 30, 2004. The increase in interest income from other interest-earning assets was due to an increase in the average yield to
2.29 % in 2005 from 1.19% in 2004, sufficient to off-set a decrease in the average balance to $2.2 million in 2005 from $2.3 million in 2004.

        INTEREST EXPENSE. Total interest expense increased $230,000, or 23.4%, to $1.2 million for the nine months ended September 30, 2005, from $985,000 for the nine months ended September 30, 2004. The interest expense on interest-bearing deposits increased by $67,000 or 9.9% to $747,000 in 2005 when compared with $680,000 in the comparable 2004 period. The increase in interest expense resulted from an increase in the average cost of interest-bearing deposits to 1.81% from 1.61%, reflecting an increase in market interest rates between the comparable periods. Partially offsetting this increase was a decrease of $1.2 million in the average balance of interest-bearing deposits to $55.1 million in 2005 from $56.3 million in 2004. The interest expense on borrowed money increased $163,000 or 53.4% to $468,000 in 2005 from $305,000 in the comparable 2004 period. The increase resulted from an increase of $4.8 million in the average balance of borrowed money to $18.6 million in 2005 from $13.8 million in 2004, as well as an increase of 41 basis points in cost of borrowed money to 3.36% in 2005 from 2.95% in 2004.

        NET INTEREST INCOME. Net interest income increased $306,000, or 17.7%, to $2.0 million for the nine months ended September 30, 2005 from $1.7 million for the nine months ended September 30, 2004. Our interest rate spread decreased to 2.86% in 2005 from 3.02% in 2004, reflecting an increase of 33 basis points in the cost of our interest-bearing liabilities that exceeded an increase of 17 basis points in the yield on interest-earning assets. Despite the decline in the net interest spread, our net interest margin increased to 3.17% from 3.12% and our net interest income increased due to increases in both total and net interest-earning assets.

        PROVISION FOR LOAN LOSSES. Based on our evaluation, we recovered $4,000 in provision for loan losses for the nine months ended September 30, 2005 and recorded $11,000 in provision for loan losses for the nine months ended September 30, 2004. We had no charge-offs during the nine month periods ended September 30, 2005 and 2004. We used the same methodology and generally similar assumptions in assessing the allowance for both periods. The allowance for loan losses was $151,000, or 0.24% of gross loans outstanding at September 30, 2005, as compared with $137,000, or 0.24% of gross loans outstanding at September 30, 2004. The level of the allowance is based on estimates, and the ultimate losses may vary from the estimates.

        NON-INTEREST INCOME. Non-interest income decreased $11,000, or 12.9%, to $74,000 for the nine months ended September 30, 2005, as compared to $85,000 for the nine months ended September 30, 2004. The decrease in non-interest income was due to a decrease of $5,000 in fees and service charges and a loss of $7,000 on the call of securities held to maturity in 2005 compared to a gain of $2,000 on the call of securities in 2004, offset by an increase of $4,000 in other miscellaneous income.

        NON-INTEREST EXPENSES. Non-interest expenses were $1.4 million and $1.3 million for the nine months ended September 30, 2005 and 2004, respectively, representing an increase of $55,000 or 4.2%. The increase in non-interest expenses is primarily due to increases of $40,000 in miscellaneous expenses, $16,000 in advertising expenses, $11,000 in equipment expenses, and $11,000 in occupancy expenses, offset by a decrease of $24,000 in salaries and employee benefits.

                       LINCOLN PARK BANCORP AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (CONT'D.)

        Miscellaneous expenses increased $40,000 or 9.1% to $490,000 in 2005 from $449,000 in 2004 reflecting the additional expenses associated with being a public company. Advertising expenses increased $16,000 or 66.7% to $40,000 in 2005 from $24,000 in 2004 due to an increase in marketing efforts. Equipment expenses increased $11,000 or 7.5% to $158,000 in 2005 from $147,000 in 2004 due to the upgrade of various equipment. Occupancy expense increased $11,000 or 13.4% to $93,000 in 2005 from $82,000 in 2004 due to an increase in repairs and maintenance expense of the banking facility.

        Salaries and employee benefits expenses decreased $24,000 or 3.9% to $593,000 in 2005 from $617,000 in 2004, reflecting a reduction in the number of full time employees from 2004 to 2005 that was offset by an increase in the number of part time employees from 2004 to 2005.

        INCOME TAX EXPENSE. The provision for income taxes increased to $287,000 for the nine months ended September 30, 2005 from $186,000 for the nine months ended September 30, 2004. The increase in the provision for income taxes is primarily due to an increase of $256,000 in income before income taxes to $736,000 for the nine months ended September 30, 2005, as compared to $480,000 for the nine months ended September 30, 2004.

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

        We have emphasized the origination of fixed-rate mortgage loans for retention in our portfolio in order to maximize our net interest income. We accept increased exposure to interest rate fluctuations as a result of our investment in such loans. In a period of rising interest rates, our net interest rate spread and net interest income may be negatively affected. However, this negative impact is expected to be mitigated somewhat by the net proceeds from the stock offering completed in December 2004 which will support the future growth of our interest-earning assets. In addition, we have sought to manage and mitigate our exposure to interest rate risks in the following ways:

        o We maintain moderate levels of short-term liquid assets. At September 30, 2005, our short-term liquid assets totaled $2.8 million;

        o We originate for portfolio adjustable-rate mortgage loans and adjustable home equity lines of credit. At September 30, 2005, our adjustable-rate mortgage loans totaled $14.7 million and our adjustable home equity lines of credit totaled $6.0 million;

                       LINCOLN PARK BANCORP AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


MANAGEMENT OF MARKET RISK (CONT'D.)

        o We attempt to increase the maturity of our liabilities as market conditions allow. In particular, since 2004, we have emphasized intermediate- to long-term FHLB advances as a source of funds. At September 30, 2005, we had $8.4 million of FHLB advances with terms to maturity of between three and ten years; and

        o We invest in securities with step-up rate features providing for increased interest rates prior to maturity according to a pre-determined schedule and formula. However, these step-up rates may not keep pace with rising interest rates in the event of a rapidly rising rate environment. In addition, these investments may be called at the option of the issuer.

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

        The following table sets forth the Bank's NPV as of June 30, 2005, the most recent date the Bank's NPV was calculated.

      CHANGE IN                      NET PORTFOLIO VALUE
---------------------  ------------------------------------------     NET PORTFOLIO VALUE AS A PERCENTAGE
    INTEREST RATES                                                         OF PRESENT VALUE OF ASSETS
---------------------                                                -------------------------------------
   (BASIS POINTS)
                         ESTIMATED      AMOUNT OF      PERCENT OF         NPV            CHANGE IN BASIS
                            NPV          CHANGE          CHANGE          RATIO                POINTS
                        -----------    -----------    -----------    ------------      -------------------
                                                   (DOLLARS IN THOUSANDS)
        +200             $   7,652      $  (2,301)      (23.1)%           9.51%         (205) basis points
          0                  9,953             --          --            11.55            --  basis points
        -200                 9,974             21         0.2            11.28           (27) basis points

        The table above indicates that at June 30, 2005, in the event of a 200 basis point decrease in interest rates, we would experience a 0.2% increase in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience a 23.1% decrease in net portfolio value.

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

The primary sources of investing activity are lending and the purchase of mortgage-backed securities. Net loans amounted to $63.3 million and $57.2 million at September 30, 2005 and December 31, 2004, respectively. Securities available for sale totaled $3.1 million and $4.3 million at September 30, 2005 and December 31, 2004, respectively. Securities held to maturity totaled $19.0 million and $17.0 million at September 30, 2005 and December 31, 2004, respectively. In addition to funding new loan production and securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans, mortgage-backed securities, and borrowings from FHLB.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At September 30, 2005, advances from the FHLB amounted to $21.5 million.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At September 30, 2005, the Bank has outstanding commitments to originate loans of $2.6 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2005, totaled $17.8 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank.

                       LINCOLN PARK BANCORP AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


The following table sets forth the Bank's capital position at September 30, 2005, as compared to the minimum regulatory capital requirements:

                                                                                                       To Be Well
                                                                                                      Capitalized
                                                                                                      Under Prompt
                                                                      Minimum Capital                  Corrective
                                             Actual                     Requirements               Actions Provisions
                                   --------------------------    --------------------------    --------------------------
                                      Amount         Ratio          Amount         Ratio          Amount         Ratio
                                   ------------   -----------    ------------   -----------    ------------   -----------
                                                                   (dollars in thousands)
Total Capital
  (to risk-weighted assets)         $    9,557       20.10%       $    3,804       8.00%        $    4,755       10.00%

Tier 1 Capital
  (to risk-weighted assets)              9,405       19.78%            1,902       4.00%             2,853        6.00%

Core (Tier 1) Capital
  (to average total assets)              9,405       10.87%            3,461       4.00%             4,327        5.00%

Tangible Capital
  (to adjusted average assets)           9,405       10.87%            1,298       1.50%                 -           -

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

        Not applicable

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





                                     LINCOLN PARK BANCORP


Date:      November 14, 2005         /s/ Donald S. Hom
      --------------------------     -------------------------------------------
                                     Donald S. Hom
                                     President and Chief Executive Officer
                                     (Principal Executive and Financial Officer)



Date:      November 14, 2005         /s/ Nandini Mallya
      --------------------------     -------------------------------------------
                                     Nandini Mallya
                                     Vice President and Treasurer
                                     (Principal Accounting Officer)