Form 10KSB
period 2005-12-31
Lincoln Park Bancorp
filed 2006-03-31
CIK 1294206

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______________ to ______________

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

        Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. [ ]

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

        YES          NO    X
           -----         -----

        The Registrant's revenues for the fiscal year ended December 31, 2005 were $4.5 million.

        As of March 24, 2006, there were 1,851,500 shares issued and outstanding of the Registrant's Common Stock, including 999,810 shares owned by Lincoln Park Bancorp, MHC. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of March 24, 2006 was $7.8 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.      Portions of Annual Report to Stockholders (Parts II and IV)
2.      Proxy Statement for the 2006 Annual Meeting of Stockholders (Part III)

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

Lincoln Park Bancorp, MHC

        Lincoln Park Bancorp, MHC is the federally chartered mutual holding company parent of Lincoln Park Bancorp. Lincoln Park Bancorp, MHC is not currently engaged in any business other than holding the majority of the voting stock of Lincoln Park Bancorp. The executive offices of Lincoln Park Bancorp, MHC, are located at 31 Boonton Turnpike, Lincoln Park, New Jersey 07035, and its telephone number is (973) 694-0330. Lincoln Park Bancorp, MHC is subject to comprehensive regulation and examination by the Office of Thrift Supervision.

Lincoln Park Bancorp

        Lincoln Park Bancorp is a federally chartered corporation which was organized in 2004 as part of the mutual holding company reorganization of Lincoln Park Savings Bank. Our principal asset is our investment in Lincoln Park Savings Bank. We are a majority owned subsidiary of Lincoln Park Bancorp, MHC. In connection with the reorganization, which was completed on December 16, 2004, we sold 851,690 shares of our common stock and issued 999,810 shares to our mutual holding company parent. The net proceeds from our stock offering totaled $7.8 million. At December 31, 2005, Lincoln Park Bancorp had consolidated assets of $94.0 million, deposits of $54.4 million and shareholders' equity of $13.4 million. Lincoln Park Bancorp is subject to comprehensive regulation and examination by the Office of Thrift Supervision.

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

COMPETITION

        We face intense competition within our market area both in making loans and attracting deposits. Morris and Passaic Counties have a high concentration of financial institutions, including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of December 31, 2005, our market share of deposits represented less than 1% of deposits in each of Morris and Passaic Counties.

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

LENDING ACTIVITIES

        Our principal lending activity has been the origination of first mortgage loans for the purchase or refinancing of one- to four-family residential real property. We have historically retained all loans that we originate, although we will occasionally enter into loan participations. One- to four-family residential real estate mortgage loans represented $42.4 million, or 63.9% of our total loan portfolio at December 31, 2005. Consumer loans totaled $20.6 million, or 31.0% of the total loan portfolio at December 31, 2005, and consisted primarily of home equity loans and home equity lines of credit. We also offer multi-family and commercial real estate loans and to a lesser extent construction loans. Commercial real estate loans totaled $2.4 million, or 3.6% of the total loan portfolio at December 31, 2005. On a limited basis, we originate consumer loans that are not secured by real estate, including automobile loans, deposit account loans and unsecured personal loans and lines of credit.

        LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated.

                                                         AT DECEMBER 31,
                                     -------------------------------------------------------
                                                2005                        2004
                                     --------------------------  ---------------------------
                                        AMOUNT       PERCENT        AMOUNT        PERCENT
                                     -----------  -------------  -------------  ------------
                                                     (DOLLARS IN THOUSANDS)
REAL ESTATE LOANS:
   One- to four-family...........    $   42,449         63.92%   $   38,296          66.2%
   Multi-family..................           303          0.46           313           0.54
   Commercial....................         2,415          3.64         2,191           3.79
   Construction..................           629          0.95         1,230           2.13
                                     ----------    ----------    ----------     ----------
     Total real estate loans.....        45,796         68.96%       42,030          72.68%
                                     ----------    ----------    ----------     ----------

CONSUMER LOANS:
    Passbook or certificate......            73          0.11%           68           0.12%
    Home equity lines of credit..         6,599          9.94         6,134          10.61
    Home equity..................        13,464         20.27         9,313          16.10
    Automobile...................           255          0.38           187           0.32
    Personal secured.............           125          0.19            --             --
    Personal unsecured...........            75          0.11            78           0.13
    Overdraft line of credit.....            22          0.03            24           0.04
                                     ----------    ----------    ----------     ----------
     Total consumer loans........        20,613         31.04%       15,804          27.32%
                                     ----------    ----------    ----------     ----------

Total loans......................        66,409        100.00%       57,834         100.00%
                                     ----------    ==========    ----------     ==========

LESS:
   Loans in process..............            --                         625
   Allowance for loan losses.....           159                         156
   Deferred loan (costs), net....          (133)                       (101)
                                    ----------                   ----------
                                            26                          680
                                    ----------                   ----------
   Total loans receivable, net...   $   66,383                   $   57,154
                                    ==========                   ==========

        MATURITY OF LOAN PORTFOLIO. The following table shows the remaining contractual maturity of our loans at December 31, 2005. Mortgages which have adjustable interest rates or that have balloon repayment features are shown as maturing in the periods during which the contract is due. The table does not include the effect of possible prepayments or due on sale clauses.

                                               ONE- TO FOUR-                   COMMERCIAL
                                                  FAMILY       MULTI-FAMILY    REAL ESTATE    CONSTRUCTION    CONSUMER       TOTAL
                                               -------------  --------------  -------------  --------------  -----------  ----------
                                                                                      (IN THOUSANDS)
   One year or less........................    $       90     $        --     $        --    $      629      $      744   $    1,463
                                               ----------     -----------     -----------    ----------      ----------   ----------
   After one year:
     More than one to three years..........            13              --             118            --             664          795
     More than three to five years.........           453              --              --            --           1,622        2,075
     More than five to ten years...........           523              77             323            --           2,557        3,480
     More than ten to twenty years.........        15,113              --             606            --          14,977       30,696
     More than twenty years................        26,257             226           1,368            --              49       27,900
                                               ----------     -----------     -----------    ----------      ----------   ----------
   Total due after one year................        42,359             303           2,415            --          19,869       64,946
                                               ----------     -----------     -----------    ----------      ----------   ----------
   Total due...............................    $   42,449     $       303      $    2,415    $      629      $   20,613   $   66,409
                                               ==========     ===========      ==========    ==========      ==========   ==========


        FIXED- AND ADJUSTABLE-RATE LOAN SCHEDULE. The following table sets forth at December 31, 2005, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2006. Adjustable- and floating-rate loans are included based on contractual maturities.

                                                      DUE AFTER DECEMBER 31, 2006
                                            ----------------------------------------------
                                                FIXED         ADJUSTABLE         TOTAL
                                            --------------  --------------  --------------
                                                            (IN THOUSANDS)
One- to four-family.....................     $     29,894    $     12,465    $     42,359
Multi-family............................               --             303             303
Commercial real estate..................               --           2,415           2,415
Construction............................               --              --              --
Consumer................................           13,583           6,286          19,869
                                             ------------    ------------    ------------

     Total loans........................     $     43,477    $     21,469    $     64,946
                                             ============    ============    ============

        ONE- TO FOUR-FAMILY RESIDENTIAL LOANS. Our primary lending activity consists of the origination of one- to four-family residential mortgage loans that are primarily secured by properties located in Morris and Passaic Counties. At December 31, 2005, approximately $42.4 million, or 63.9% of our loan portfolio, consisted of one- to four-family residential loans. Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the appraised value of the property. However, we make first mortgage loans and second mortgage loans when we are the first lien holder with a loan-to-value ratio up to 89% for properties secured by one- to four-family residences located in our community reinvestment designated area. Private mortgage insurance is not required on loans with a loan-to-value ratio in excess of 80% in conjunction with this program. Fixed-rate loans are originated for terms of 15, 20, 25 and 30 years. At December 31, 2005, our largest loan secured by one- to four-family real estate had a principal balance of $707,000 and was secured by a single-family residence. This loan was performing in accordance with its terms.

        We originate our fixed-rate loans in conformity with Freddie Mac guidelines. However, our policy has been to retain in portfolio the fixed-rate loans we originate.

        We also offer adjustable-rate mortgage loans for one- to four-family properties with an interest rate based on the United States Treasury index. The interest rates on these loans adjust annually or every three years from the outset of the loan or adjust annually after a five-, seven- or ten-year initial fixed rate period. We originated $5.8 million of adjustable-rate one- to four-family residential loans during the year ended December 31, 2005. Our adjustable rate-mortgage loans provide for maximum rate adjustments of 200 basis points per adjustment, with a lifetime maximum rate of 600 basis points above the initial interest rate. Our adjustable rate mortgage loans amortize over terms of up to 40 years.

        Adjustable-rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents, and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At December 31, 2005, $12.5 million or 29.4% of our one- to four-family residential loans had adjustable rates of interest.

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

        COMMERCIAL AND MULTI-FAMILY REAL ESTATE LOANS. At December 31, 2005, $2.4 million, or 3.6% of our total loan portfolio consisted of commercial real estate loans secured by mixed use properties (properties combining residential and commercial space), office buildings and other commercial properties. We generally originate adjustable rate commercial real estate loans with interest rates that adjust every five years based upon the five year Federal Home Loan Bank of New York advance rate, and which amortize over periods up to 25 years. The maximum loan-to-value ratio of our commercial real estate loans is 75%. At December 31, 2005, we had 11 commercial real estate loans with an average outstanding balance of $220,000. At December 31, 2005, our largest loan secured by commercial real estate consisted of a $490,000 loan secured by a 7-unit office building. At December 31, 2005, except for one loan, all of our loans secured by commercial real estate were performing in accordance with their terms. One loan with a balance of $118,000 was 30 days delinquent at December 31, 2005 and has been habitually slow in payments during 2005. Management does not anticipate any loss on this loan because the loan is well collateralized by the property's value, which management believes has increased since the property was appraised at $1.0 million at the time the loan was granted in 1998. All commercial real estate loans are secured by properties located within Northern New Jersey.

        Loans secured by multi-family real estate (other then mixed use properties listed above) totaled approximately $303,000 or 0.5%, of the total loan portfolio at December 31, 2005. Multi-family real estate loans generally are secured by rental properties, including walk-up apartments. At December 31, 2005, we had three multi-family loans with an average principal balance of $101,000, and the largest multi-family real estate loan had a principal balance of $113,000. Two of our multi-family loans represent participation interests in loans originated by the New Jersey Thrift Institutions Community Investment Corporation. These participation interests are secured by low and moderate income multi-family properties located in Wayne Township and in Paterson, New Jersey. As of December 31, 2005, all of our loans secured by multi-family real estate loans were performing in accordance with their terms. Multi-family real estate loans generally are offered with interest rates that adjust after five years. Multi-family loans are originated for terms of up to 25 years. Multi-family real estate loan adjustments are tied to the five year FHLB of New York advance rate.

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

        CONSUMER LOANS. We are authorized to make loans for a variety of personal and consumer purposes. As of December 31, 2005, consumer loans totaled $20.6 million, or 31.0% of our total loan portfolio. Our consumer loans consist primarily of home equity loans and home equity lines of credit. Our procedure for underwriting consumer loans includes an assessment of the applicant's credit history and ability to meet existing obligations and payments of the proposed loan, as well as an evaluation of the value of the collateral security, if any.

        The largest component of our consumer loans consists of home equity loans and home equity lines of credit which totaled $20.1 million, or 30.2% of our total loan portfolio, as of December 31, 2005. Home equity loans and home equity lines of credit are generally made for owner-occupied homes, and are secured by first or second mortgages on residences. Home equity loans may have a term of up to 20 years, and are originated at a fixed rate of interest. Home equity lines of credit are revolving lines of credit and have adjustable rates of interest. We offer home equity loans and lines of credit up to $350,000. At December 31, 2005, our home equity loans had an average balance of $50,000 and our home equity lines of credit had an average credit limit of $79,000. Generally home equity loans and lines of credit have a maximum loan to value ratio of 80% (including any senior lien on the collateral property), although we will originate such loans with a loan-to-value ratio up to 89% within our community reinvestment designated area, provided Lincoln Park Savings has the first lien on the property securing the loan. We currently offer home equity lines of credit for a period of up to 20 years, and generally at rates tied to the prime interest rate as published in THE WALL STREET JOURNAL.

        Automobile loans accounted for $255,000 of our consumer loans at December 31, 2005. Our automobile loans generally have terms that do not exceed five years and carry a fixed rate of interest. Generally, automobile loans are made in amounts up to 85% of the purchase price on new vehicles, and up to 80% of the National Automobile Dealers Association retail value on used vehicles. Collision and comprehensive insurance is required on all automobile loans. We require a lien on the title to the vehicle securing the loan.

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

        CONSTRUCTION LOANS. At December 31, 2005, we had one construction loan outstanding in the amount of $629,000, or 0.9% of our total loan portfolio. This construction loan was past due maturity at December 31, 2005, but continues to make regular interest payments. We anticipate converting this construction loan to a permanent loan in 2006 and we do not anticipate any loss because the loan is adequately collateralized by the value of the property.

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

        OTHER LOANS. We have authority to make secured and unsecured commercial business loans, but have not made any loans to date. We intend to begin to offer commercial business lines of credit in 2006, although no specific plans or policies have been adopted by the board of directors. We do not anticipate that commercial business lines of credit will be material to our operations during the next several years.

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

        The following table shows our loan origination purchases, sales and repayment activities for the periods indicated.

                                             YEARS ENDED DECEMBER 31,
                                          -----------------------------
                                               2005            2004
                                          -------------   -------------
                                                  (IN THOUSANDS)

Beginning of period...................     $    57,154     $    48,913
                                           -----------     -----------

ORIGINATIONS BY TYPE:
   Real estate mortgage:
     One- to four-family..............           9,988           9,065
     Multi-family.....................              --              --
     Commercial.......................             862             245
     Construction.....................              --           1,230
  Consumer:
     Passbook or certificate..........              17              24
     Home equity lines of credit......           6,574           6,730
     Home equity......................           7,170           4,309
     Automobile.......................             225              90
     Personal secured/unsecured.......             179              48
     Overdraft line of credit.........               6              16
                                           -----------     -----------
       Total loans originated.........          25,021          21,757
                                           -----------     -----------

PURCHASES:
       Total purchases................              --              --
                                           -----------     -----------

SALES:
       Total sales....................              --              --
                                           -----------     -----------

   Principal repayments...............          15,824          13,541
                                           -----------     -----------
       Total reductions...............          15,824          13,541
                                           -----------     -----------

Increase in other items, net..........              32              25
                                           -----------     -----------
       Net increase...................           9,229           8,241
                                           -----------     -----------

       Ending balance.................     $    66,383     $    57,154
                                           ===========     ===========

        LOAN APPROVAL PROCEDURES AND AUTHORITY. The loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan. To assess the borrower's ability to repay, we review the employment and credit history and information on the historical and projected income and expenses of mortgagors. All loans up to $200,000 may be approved by certain of our officers pursuant to delegated loan approval authority or by our Loan Committee. Our Loan Committee consists of two directors, the President, and the Vice President of Lending. The President and Vice President of Lending have a combined lending authority up to $100,000. The Vice President of Lending and another Vice President have a combined lending authority of up to $25,000. Three of the four members of the Loan Committee may approve loans up to $200,000. All loans in excess of $200,000 must be approved by the board of directors. In addition, the board of directors ratifies all loans approved by management.

        We require appraisals of all real property securing loans. Appraisals are performed by independent licensed appraisers. All appraisers are approved by the board of directors annually. We require fire and extended coverage insurance in amounts at least equal to the principal amount of the loan.

NON-PERFORMING AND PROBLEM ASSETS

        Lincoln Park Savings commences collection efforts when a loan becomes 11 days past due with system generated reminder notices. Subsequent late charge and delinquent notices are issued and the account is monitored on a regular basis thereafter. Personal, direct contact with the borrower is attempted early in the collection process as a courtesy reminder and later to determine the reason for the delinquency and to safeguard Lincoln Park Savings' collateral. When a loan is more than 60 days past due, the credit file is reviewed and, if deemed necessary, information is updated or confirmed and collateral re-evaluated. We make every effort to contact the borrower and develop a plan of repayment to cure the delinquency. All loans 30 days past due and greater are reported to the board of directors. Upon direction of the board of directors, if no repayment plan is in process, the file is referred to counsel for the commencement of foreclosure or other collection efforts.

        Loans are placed on non-accrual status when they are contractually 90 days or more delinquent. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received. Loans are removed from non-accrual status when their delinquency status is reduced to less than 90 days.

        NON-PERFORMING LOANS. At December 31, 2005, $927,000 or 1.40% of our total loans were non-performing loans.

        NON-PERFORMING ASSETS. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. Delinquent loans that are 90 days or more past due are generally considered non-performing assets. During the periods presented, we did not have any troubled debt restructurings.

                                                      AT DECEMBER 31,
                                               -----------------------------
                                                    2005            2004
                                               -------------   -------------
                                                   (DOLLARS IN THOUSANDS)

NON-ACCRUING LOANS:
   One- to four-family.......................   $       279     $       425
   Multi-family..............................            --              --
   Commercial real estate....................            --              --
   Construction..............................            --              --
   Consumer - Home equity loans..............            --              --
                                                -----------     -----------
     Total...................................           279             425
                                                -----------     -----------

ACCRUING LOANS DELINQUENT 90 DAYS OR MORE:
   One- to four-family.......................            --              --
   Multi-family..............................            --              --
   Commercial real estate....................            --              --
   Construction..............................            --              --
   Consumer - Passbook or Certificate........            --              --
                                                -----------     -----------
     Total...................................            --              --
                                                -----------     -----------

Foreclosed assets............................            --              --
                                                -----------     -----------

Total non-performing assets..................   $       279     $       425
                                                ===========     ===========
Total as a percentage of total assets........          0.30%           0.49%
                                                ===========     ===========
Total as a percent of total loans............          0.42%           0.73%
                                                ===========     ===========
Allowance for loan loss related to
   non-performing loans......................   $        27     $        43
                                                ===========     ===========

        For the year ended December 31, 2005, gross interest income which would have been recorded had our non-accruing loans been current in accordance with their original terms amounted to $13,000. Interest income recognized on such loans for the year ended December 31, 2005 was $11,000.

        OTHER LOANS OF CONCERN. At December 31, 2005, we had seven single-family loans with an aggregate balance of $1.2 million and one commercial real estate loan with a balance of $118,000, with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with repayment terms of the loans and which may result in such loans being classified as non-performing. These loans are placed on Lincoln Park Savings' watch list and are closely monitored.

        DELINQUENT LOANS. The following table sets forth our loan delinquencies by type, by amount and by percentage of type at the dates indicated.

                                             AT DECEMBER 31, 2005                     AT DECEMBER 31, 2004
                                 ------------------------------------------ -----------------------------------------
                                      60-89 DAYS         90 DAYS OR MORE        60-89 DAYS          90 DAYS OR MORE
                                --------------------- --------------------- -------------------- --------------------
                                            Principal             Principal            Principal            Principal
                                  Number     Balance    Number    Balance    Number     Balance    Number    Balance
                                 of Loans   of Loans   of Loans   of Loans  of Loans   of Loans   of Loans  of Loans
                                ---------- ---------- ---------- ---------- --------- ---------- ---------- ---------
                                                                (DOLLARS IN THOUSANDS)
REAL ESTATE MORTGAGE:
   One- to four-family...........     --      $  --          2      $ 279          2       $ 257         3     $ 425
   Multi- family.................     --         --         --         --         --          --        --        --
   Commercial....................     --         --         --         --         --          --        --        --
   Construction..................     --         --         --         --         --          --        --        --
                                   -----      -----      -----      -----      -----       -----     -----     -----
     Total real estate loans.....     --         --          2        279          2         257         3       425
                                   -----      -----      -----      -----      -----       -----     -----     -----

CONSUMER:
   Passbook or certificate.......     --         --         --         --          1          40        --        --
   Home equity lines of credit...      1         22         --         --         --          --        --        --
   Home equity...................     --         --         --         --         --          --        --        --
   Automobile....................      1          7         --         --         --          --        --        --
   Personal unsecured............     --         --         --         --         --          --        --        --
   Overdraft line of credit......     --         --         --         --         --          --        --        --
                                   -----      -----      -----      -----      -----       -----     -----     -----
     Total other loans...........      2         29         --         --          1          40        --        --
                                   -----      -----      -----      -----      -----       -----     -----     -----
       Total delinquent loans....      2      $  29          2      $ 279          3       $ 297         3     $ 425
                                   =====      =====      =====      =====      =====       =====     =====     =====

Delinquent loans to total loans..               .04%                 0.42%                  0.34%               0.49%
                                              =====                 =====                  =====               =====

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

        On the basis of management's review of our assets, at December 31, 2005 we had classified assets totaling $535,000, consisting of $454,000 classified as substandard and $81,000 classified as doubtful. The substandard assets consist of two non-accrual loans totaling $279,000 secured by single-family residential properties and one corporate bond that has sub-investment grade rating. The $81,000 market depreciation portion of the corporate bond is classified as doubtful, while the $176,000 remaining portion of the corporate bond is classified as substandard. The corporate bond will mature in January 2011 and has not yet missed an interest payment. Management expects the corporate bond to be paid in full upon maturity. At December 31, 2005, none of our assets were classified as loss.

        At December 31, 2005, we had classified $1.3 million of our mortgage loans as special mention. These mortgage loans consist of seven loans totaling $1.2 million secured by single-family residential properties and one loan totaling $118,000 secured by commercial real estate property.

        The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

ALLOWANCE FOR LOAN LOSSES

        Our allowance for loan losses is maintained at a level necessary to absorb loan losses which are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with general economic and real estate market conditions. We utilize a two-tier approach: (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of our loan portfolio. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. Specific loan loss allowances are established for identified losses based on a review of such information. A loan evaluated for impairment is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. We do not aggregate such loans for evaluation purposes. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management's judgment. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans which are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions. Payments received on impaired loans are applied first to accrued interest receivable and then to principal. The allowance for loan losses as of December 31, 2005 is maintained at a level that represents management's best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable. This estimation is inherently subjective as it requires estimates and assumptions that are susceptible to significant revisions as more information becomes available. Although we believe that we have established the allowance at a level to absorb probable and estimable losses, future additions to the allowance for loan losses may be necessary if economic and other conditions in the future differ substantially from the current operating environment.

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

                                                               AT OR FOR THE
                                                          YEARS ENDED DECEMBER 31,
                                                        ---------------------------
                                                            2005            2004
                                                        ------------   ------------
                                                           (DOLLARS IN THOUSANDS)

Balance at beginning of period........................   $      156     $      126
                                                         ----------     ----------

Total charge-offs.....................................           (4)            (1)

Total recoveries......................................            1             --
                                                         ----------     ----------

Net charge-offs.......................................           (3)            (1)
Provision (credited) charged to operations............            6             31
                                                         ----------     ----------
Ending balance........................................   $      159     $      156
                                                         ==========     ==========

Ratio of non-performing assets to total assets at
   the end of period..................................         0.30%          0.49%
                                                         ==========     ==========

Ratio of net charge-offs during the period to loans
   outstanding during the period......................         0.01%          0.02%
                                                         ==========     ==========

Ratio of net charge-offs during the period to
   non-performing assets..............................         0.38%          0.24%
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

                                                                   AT DECEMBER 31,
                                      ---------------------------------------------------------------------
                                                     2005                             2004
                                      --------------------------------- -----------------------------------
                                                              PERCENT                             PERCENT
                                                              OF LOANS                            OF LOANS
                                                    LOAN      IN EACH                   LOAN      IN EACH
                                       AMOUNT OF   AMOUNTS    CATEGORY    AMOUNT OF    AMOUNTS    CATEGORY
                                       LOAN LOSS     BY       TO TOTAL    LOAN LOSS      BY       TO TOTAL
                                       ALLOWANCE  CATEGORY     LOANS      ALLOWANCE    CATEGORY     LOANS
                                      ---------- ----------- ---------- ------------- ---------- ----------
                                                             (DOLLARS IN THOUSANDS)
REAL ESTATE MORTGAGE:
   One- to four-family..............   $     87   $ 42,449      63.92%     $    100    $ 38,296      66.22%
   Multi- family....................          2        303       0.46             1         313       0.54
   Commercial.......................         12      2,415       3.64            11       2,191       3.79
   Construction.....................          3        629       0.95             3       1,230       2.13
CONSUMER:
   Passbook or certificate..........         --         73       0.11            --          68       0.12
   Home equity......................         34     13,464      20.27            23       9,313      16.10
   Home equity lines of credit......         17      6,599       9.94            15       6,134      10.61
   Automobile.......................          2        255       0.38             2         187       0.32
   Personal secured/unsecured.......          2        200       0.30             1          78       0.13
   Overdraft line of credit.........         --         22       0.03            --          24       0.04
                                      ---------   --------   --------      --------    --------   --------
    Total..............               $     159   $ 66,409     100.00%     $    156    $ 57,834     100.00%
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

INVESTMENTS

        Our investment portfolio at December 31, 2005 consisted of $17.6 million in United States Government agency securities, $1.8 million of corporate bonds, $941,000 of municipal bonds, $1.3 million in Federal Home Loan Bank of New York stock and $1.3 million in other interest-earning assets, consisting of regular and term deposits at other financial institutions. Our investment policy objectives are to maintain liquidity within the guidelines established by the board of directors. Our policy is to invest only in securities with an investment grade rating at the time of purchase. In addition, the market value of all securities and the credit rating of all non-U.S. Government issues are monitored monthly to determine whether any other than temporary losses exist.

        Although corporate bonds may offer higher yields than U.S. Government or agency securities of comparable duration, corporate bonds also have a higher risk of default due to possible adverse changes in the credit-worthiness of the issuer. At December 31, 2005, one of our corporate bonds in the aggregate amount of $257,000 had been downgraded to non-investment grade ratings. This corporate bond will mature in January 2011 and has not yet missed an interest payment. Management expects this corporate bond to be paid in full upon maturity.

        All of our $17.6 million of U.S. Government agency securities at December 31, 2005 were "step-up" securities. These securities require the issuer to pay increased interest rates in the future according to pre-determined schedules and formulas. Our portfolio currently contains securities that provide for various interest rate increases at various repricing intervals. At December 31, 2005, the repricing periods ranged from every year to every five years, and the interest rate adjustments ranged from 1/8 of 1% per adjustment to 4% per adjustment. In addition, these securities are callable at the option of the issuers. Although designed to protect the investor in a rising rate environment, the rate increases on these securities may not keep pace with rising interest rates in a rapidly rising interest rate environment. In addition, because of the call feature, the securities may be called by the issuer at a time when Lincoln Park Savings is not able to reinvest the proceeds of the called security at a rate comparable to what it was earning on the security.

        We also invest in mortgage-backed securities, all of which are guaranteed by the United States Government or agencies or government sponsored enterprises. At December 31, 2005, our mortgage-backed securities portfolio totaled $1.4 million, or 1.5% of total assets, and consisted of $1.0 million in fixed-rate securities, and $349,000 in adjustable rate securities guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac.

        The following table sets forth the carrying value of our securities portfolio at the dates indicated. The carrying value represents fair value for available for sale securities, and amortized cost for held to maturity securities.

                                                                  AT DECEMBER 31,
                                               ----------------------------------------------------
                                                          2005                      2004
                                               -------------------------- -------------------------
                                                BOOK VALUE   % OF TOTAL    BOOK VALUE   % OF TOTAL
                                               ------------ ------------- ------------ ------------
                                                             (DOLLARS IN THOUSANDS)
Investment securities available for sale:
   U.S. Government agencies...............      $     2,458       10.09%  $     3,083        11.57%
   Corporate bonds........................               --          --           714         2.68
   Municipal bonds........................              350        1.44           358         1.34
   Mortgage-backed securities.............              114        0.47           161         0.60
   Collateralized mortgage obligations....               --          --            --           --
   Equity Securities......................               80        0.33            --           --
                                                -----------  ----------   -----------   ----------
     Total................................            3,002       12.33         4,316        16.19
                                                -----------  ----------   -----------   ----------

Investment securities held to maturity:
   U.S. Government agencies...............           15,132       62.14        13,163        49.40
   Corporate bonds........................            1,840        7.56         2,241         8.41
   Municipal bonds........................              591        2.43           491         1.84
   Mortgage-backed securities.............            1,254        5.15         1,148         4.81
   Collateralized mortgage obligations....               --          --            --           --
                                                -----------  ----------   -----------   ----------
     Total................................           18,817       77.27        17,043        63.96
                                                -----------  ----------   -----------   ----------

Other interest-earning assets:
   Interest-earning deposits..............              688        2.83         4,403        16.52
   Federal funds sold.....................               --          --            --           --
   Term deposits..........................              581        2.39            81         0.30
   FHLB stock.............................            1,265        5.19           807         3.03
                                                -----------  ----------   -----------   ----------
                                                      2,534       10.41         5,291        19.85
                                                -----------  ----------   -----------   ----------
     Total................................      $    24,353      100.00%  $    26,650       100.00%
                                                ===========  ==========   ===========   ==========

        The following table sets forth the composition of our mortgage-backed securities at the dates indicated.

                                                                     AT DECEMBER 31,
                                                  ----------------------------------------------------
                                                             2005                      2004
                                                  -------------------------- -------------------------
                                                   BOOK VALUE   % OF TOTAL    BOOK VALUE   % OF TOTAL
                                                  ------------ ------------- ------------ ------------
                                                                  (DOLLARS IN THOUSANDS)
Mortgage-backed securities held to maturity:
   Ginnie Mae...................................   $       629       50.16%  $       907        79.01%
   Freddie Mac..................................            23        1.83            34         2.96
   Fannie Mae...................................           602       48.01           307        18.03
                                                   -----------  ----------   -----------   ----------
        Total:..................................   $     1,254      100.00%  $     1,148       100.00%
                                                   ===========  ==========   ===========   ==========


                                                                     AT DECEMBER 31,
                                                  ----------------------------------------------------
                                                             2005                      2004
                                                  -------------------------- -------------------------
                                                   BOOK VALUE   % OF TOTAL    BOOK VALUE   % OF TOTAL
                                                  ------------ ------------- ------------ ------------
                                                                  (DOLLARS IN THOUSANDS)
Mortgage-backed  securities available for sale:
   Ginnie Mae...................................   $       114      100.00%  $       161       100.00%
   Freddie Mac..................................            --          --            --           --
   Fannie Mae...................................            --          --            --           --
                                                   -----------  ----------   -----------   ----------
        Total:..................................   $       114      100.00%  $       161       100.00%
                                                   ===========  ==========   ===========   ==========

        The composition and maturities of the investment securities portfolio as of December 31, 2005, excluding Federal Home Loan Bank of New York stock, are indicated in the following table. Maturities are based upon on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax-equivalent basis.

                                                                   AT DECEMBER 31, 2005
                                  -----------------------------------------------------------------------------------
                                    LESS THAN 1 YEAR        1 TO 5 YEARS          5 TO 10 YEARS     OVER 10 YEARS
                                  -------------------- --------------------- ------------------ ---------------------
                                             WEIGHTED              WEIGHTED           WEIGHTED              WEIGHTED
                                             AVERAGE               AVERAGE            AVERAGE               AVERAGE
                                    BOOK     INTEREST    BOOK      INTEREST    BOOK   INTEREST     BOOK     INTEREST
                                    VALUE      RATE      VALUE       RATE      VALUE    RATE       VALUE      RATE
                                  -------- ----------- --------- ----------- -------- --------- ----------- ---------
                                                                (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE:

Equity.......................     $      78       --%  $     --         --%  $     --      --%  $      --        --%
U.S. Government agencies.....            --       --        500       3.50      1,000    4.00       1,000      4.50
Corporate bonds..............            --       --         --         --         --      --          --        --
Municipal bonds..............            --       --         --         --        351    3.55          --        --
Mortgage-backed securities...            --       --         --         --         --      --         113      4.47
                                  ----------           --------              --------           ---------

Total available for sale.....     $      78       --%  $    500       3.50%  $  1,351    3.89%  $   1,113      4.50%
                                  =========            ========              ========           =========

HELD TO MATURITY:

U.S. Government agencies.....     $      --       --%   $    --         --%  $  4,850    4.16%  $  10,282      4.65%
Corporate bonds..............           185     6.75        199       6.00        956    4.73         500      4.38
Municipal bonds..............            --       --         --         --         --      --         591      4.26
Mortgage-backed securities...            --       --          6       7.62         --      --       1,248      5.01
                                  ----------           --------              --------           ---------

Total held to maturity.......     $     185    6.75%   $    205       6.04%  $  5,806    4.25%  $  12,621      4.66%
                                  =========            ========              ========           =========

Total securities.............     $     263    4.75%   $    705       4.24%  $  7,157    4.18%  $  13,734      4.65%
                                  =========            ========              ========           =========

(Continued)


                                   TOTAL INVESTMENT SECURITIES
                                  ------------------------------
                                              WEIGHTED
                                              AVERAGE
                                    BOOK      INTEREST    MARKET
                                    VALUE       RATE       VALUE
                                  ---------- ---------- ----------
                                        (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE:

Equity.......................      $     78        --%   $     80
U.S. Government agencies.....         2,500      4.10       2,458
Corporate bonds..............            --        --          --
Municipal bonds..............           351      3.55         350
Mortgage-backed securities...           113      4.47         114
                                  ---------              --------

Total available for sale.....     $   3,042      3.95%   $  3,002
                                  =========              ========

HELD TO MATURITY:

U.S. Government agencies.....     $  15,132      4.49%   $ 14,741
Corporate bonds..............         1,840      4.98       1,739
Municipal bonds..............           591      4.26         598
Mortgage-backed securities...         1,254      5.02       1,242
                                  ---------              --------

Total held to maturity.......     $  18,817      4.57%   $ 18,320
                                  =========              ========

Total securities.............     $  21,859      4.48%   $ 21,322
                                  =========              ========

        The following table shows securities purchase, sale and repayment activities of Lincoln Park Savings for the periods indicated.

                                     YEARS ENDED DECEMBER 31,
                                    --------------------------
                                       2005            2004
                                    -----------    -----------
                                          (IN THOUSANDS)
AVAILABLE FOR SALE:
PURCHASES:
   Adjustable-rate.............     $              $        --
   Fixed-rate..................              78             --
                                    -----------    -----------
     Total purchases...........              78             --
                                    -----------    -----------

SALES:
   Adjustable-rate.............              --             --
   Fixed-rate..................              --             --
                                    -----------    -----------
     Total sales...............              --             --
                                    -----------    -----------

Principal repayments...........          (1,346)        (1,437)
Other items, net...............             (46)           (58)
                                    -----------    -----------
     Net increase (decrease)...     $    (1,314)   $    (1,495)
                                    ===========    ===========


                                     YEARS ENDED DECEMBER 31,
                                    --------------------------
                                       2005            2004
                                    -----------    -----------
                                          (IN THOUSANDS)
HELD TO MATURITY:
PURCHASES:
   Adjustable-rate.............     $     3,860    $     6,622
   Fixed-rate..................             100            100
                                    -----------    -----------
     Total purchases...........           3,960          6,722
                                    -----------    -----------

SALES:
   Adjustable-rate.............              --             --
   Fixed-rate..................              --             --
                                    -----------    -----------
     Total sales...............              --             --
                                    -----------    -----------

Principal repayments...........          (2,177)        (3,177)
Other items, net...............              (9)            (9)
                                    -----------    -----------
     Net increase (decrease)...     $     1,774    $     3,536
                                    ===========    ===========

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

        The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions. At December 31, 2005, $26.4 million, or 48.5% of our deposit accounts were certificates of deposit, of which $18.4 million have maturities of one year or less.

        DEPOSITS. The following table sets forth the dollar amount of deposits in the various types of deposit programs we offered as of the dates indicated.

                                                    AT DECEMBER 31,
                            -----------------------------------------------------------
                                         2005                          2004
                            ----------------------------   ----------------------------
                                                WEIGHTED                       WEIGHTED
                                                AVERAGE                        AVERAGE
                             BALANCE   PERCENT    RATE      BALANCE   PERCENT    RATE
                            --------- --------- --------   --------- --------- --------
                                               (DOLLARS IN THOUSANDS)
Non-interest-bearing
  Demand................    $     750     1.38%       --%  $     714      1.25%      --%
Interest-bearing
  demand................       11,556    21.26      1.05      11,950     20.89     1.06
Savings and club........       15,711    28.90      1.00      17,878     31.25     1.01
Certificate of deposit..       26,350    48.46      3.20      26,674     46.61     2.45
                            --------- --------             ---------  --------
   Total deposits........   $  54,367   100.00%     2.06%  $  57,216    100.00%    1.68%
                            ========= ========  ========   =========  ======== ========

        The following table sets forth the deposit activities for the periods indicated.

                                                    YEARS ENDED DECEMBER 31,
                                               ---------------------------------
                                                    2005              2004
                                               ---------------   ---------------
                                                    (DOLLARS IN THOUSANDS)

Beginning of period.....................         $   57,216        $   57,290
Net deposits (withdrawals)..............             (3,884)             (998)
Interest credited on deposit accounts...              1,035               924
                                                 ----------        ----------
Ending balance..........................         $   54,367        $   57,216
                                                 ==========        ==========
Percent (decrease) from beginning
  of period.............................              (4.98)%          (0.13)%

        The following table indicates the amount of certificates of deposit as of December 31, 2005, by time remaining until maturity.

                                           OVER THREE      OVER SIX      OVER NINE
                          THREE MONTHS   MONTHS TO SIX    MONTHS TO      MONTHS TO     OVER TWELVE
                             OR LESS        MONTHS       NINE MONTHS   TWELVE MONTHS      MONTHS        TOTAL
                          -------------  -------------  -------------  -------------  -------------  -------------
                                                              (IN THOUSANDS)
Certificate of deposit:

Less than $100,000......   $      5,165   $      4,366   $      3,546   $      2,801   $      5,947   $     21,825
$100,000 or more........          1,087            516            423            513          1,986          4,525
                           ------------   ------------   ------------   ------------   ------------   ------------
     Total..............   $      6,252   $      4,882   $      3,969   $      3,314   $      7,933   $     26,350
                           ============   ============   ============   ============   ============   ============

        The following table presents, by rate category, our certificate of deposit accounts as of the dates indicated.

                                                             AT DECEMBER 31,
                                             ---------------------------------------------
                                                      2005                   2004
                                             ---------------------   ---------------------
                                               AMOUNT     PERCENT      AMOUNT     PERCENT
                                             ---------   ---------   ---------   ---------
                                                         (DOLLARS IN THOUSANDS)
Certificate of deposit rates:
     1.00% -  1.99%.....................     $   1,126        4.27%  $  13,548       50.79%
     2.00% -  2.99%.....................         6,702       25.43       5,240       19.64
     3.00% -  3.99%.....................        15,868       60.22       4,663       17.48
     4.00% -  4.99%.....................         2,647       10.05       2,424        9.09
     5.00% -  5.99%.....................             7        0.03         221        0.83
     6.00% -  6.99%.....................            --          --         579        2.17
                                             ---------   ---------   ---------   ---------
        Total...........................     $  26,350      100.00%  $  26,675      100.00%
                                             =========   =========   =========   =========

        The following table presents, by rate category, the remaining period to maturity of certificate of deposit accounts outstanding as of December 31, 2005.

                                                                            MATURITY DATE
                                                     ----------------------------------------------------------
                                                       1 YEAR      OVER 1      OVER 2      OVER
                                                       OR LESS   TO 2 YEARS  TO 3 YEARS   3 YEARS      TOTAL
                                                     ----------  ----------  ----------  ----------  ----------
                                                                           (IN THOUSANDS)
Interest rate:
     1.00% -  1.99%.............................     $    1,126  $       --  $       --  $       --  $    1,126
     2.00% -  2.99%.............................          6,657          47          --          --       6,702
     3.00% -  3.99%.............................         10,268       3,815       1,164         621      15,868
     4.00% -  4.99%.............................            359         776          --       1,512       2,647
     5.00% -  5.99%.............................              7          --          --          --           7
     6.00% -  6.99%.............................             --          --          --          --          --
                                                     ----------  ----------  ----------  ----------  ----------
         Total..................................     $   18,417  $    4,637  $    1,164  $    2,155  $   26,350
                                                     ==========  ==========  ==========  ==========  ==========

        BORROWINGS. We may obtain advances from the Federal Home Loan Bank of New York upon the security of the common stock we own in the Federal Home Loan Bank and our qualifying residential mortgage loans and mortgage-backed securities, provided certain standards related to creditworthiness are met. These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Federal Home Loan Bank advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. Using FHLB advances is a significant part of our operating strategy. As of December 31, 2005, we had FHLB advances in the amount of $25.5 million, which represented 31.7% of total liabilities. As a member of the Federal Home Loan Bank of New York, Lincoln Park Savings can currently borrow up to approximately $31.9 million from the Federal Home Loan Bank.

        The following table sets forth certain information regarding FHLB advances for the periods indicated. We had no other material borrowings during the periods.

                                                         AT OR FOR THE
                                                    YEARS ENDED DECEMBER 31,
                                                 ------------------------------
                                                      2005            2004
                                                 --------------  --------------
                                                     (DOLLARS IN THOUSANDS)

 MAXIMUM BALANCE:
 FHLB advances..............................      $    25,534     $    19,025

 AVERAGE BALANCE:
 FHLB advances..............................      $    19,815     $    14,670

 WEIGHTED AVERAGE INTEREST RATE:
 FHLB advances..............................             3.93%           3.21%

        The contractual maturities of FHLB advances at December 31, 2005, are as follows:

                                                                    WEIGHTED
                                                   AMOUNT         AVERAGE RATE
                                              ----------------  ----------------
                                                      (DOLLARS IN THOUSANDS)
Within one year...........................      $     7,475            4.37%
After one through five years..............           15,794            3.75
After five through ten years..............            2,265            3.76
                                                -----------
  Total...................................      $    25,534            3.93%
                                                ===========

SUBSIDIARY ACTIVITIES

        Lincoln Park Bancorp has no subsidiaries other than Lincoln Park Savings. Lincoln Park Savings has no subsidiaries. However, Lincoln Park Savings has filed regulatory applications with the Office of Thrift Supervision and the New Jersey Department of Banking and Insurance (the "New Jersey Department") for permission to establish an operating subsidiary to invest in securities. The New Jersey Department and the Office of Thrift Supervision have each approved the respective applications and the formation of the operating subsidiary is expected in the near future.

PERSONNEL

        As of December 31, 2005, we had 11 full-time employees and 10 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

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

        At December 31, 2005, our total federal pre-1988 base year reserve was approximately $730,000. However, under current law, pre-1988 base year reserves remain subject to recapture should Lincoln Park Savings make certain non-dividend distributions, repurchase any of its stock, pay dividends in excess of tax earnings and profits, or cease to maintain a bank charter.

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

        NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2005, Lincoln Park Savings had no net operating loss carryforwards for federal income tax purposes.

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

        The following table shows our leverage ratio, our Tier 1 risk-based capital ratio, and our total risk-based capital ratio, at December 31, 2005, under the Federal Deposit Insurance Corporation capital requirements:

                                           AS OF DECEMBER 31, 2005     TO BE WELL CAPITALIZED            EXCESS
                                          -------------------------  -------------------------  -------------------------
                                           HISTORICAL    PERCENT OF
                                             CAPITAL      ASSETS(1)     AMOUNT       PERCENT       AMOUNT       PERCENT
                                          ------------  -----------  ------------  -----------  ------------  -----------
                                                                       (DOLLARS IN THOUSANDS)
Regulatory Tier 1 leverage capital.....   $   9,550        10.70%      $   4,463       5.00%     $   5,087        5.70%
Tier 1 risk-based capital..............       9,550        19.26           2,975       6.00          6,575       13.26
Total risk-based capital...............       9,709        19.58           4,959      10.00          4,750        9.58

-------------------------------
(1) For purposes of calculating Regulatory Tier 1 leverage capital, assets are based on adjusted average leverage assets. In calculating Tier 1 risk based capital and total risk-based capital, assets are based on total risk-weighted assets.

        As the table shows, as of December 31, 2005, Lincoln Park Savings was considered "well capitalized" under Federal Deposit Insurance Corporation guidelines.

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

        On February 15, 2006, federal legislation to reform federal deposit insurance was signed into law. This new legislation requires, among other things, the merger of the Savings Association Insurance Fund and the Bank Insurance Fund into a unified insurance deposit fund, an increase in the amount of federal deposit insurance coverage from $100,000 to $130,000 (with a cost of living adjustment to become effective in five years), and the reserve ratio to be modified to provide for a range between 1.15% and 1.40% of estimated insured deposits. The new legislation requires the FDIC to issue regulations implementing the law and the changes required by the law will not become effective until final regulations have been issued, which must be no later than 270 days from the date of the enactment of the legislation.

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

ITEM 2.     DESCRIPTION OF PROPERTY

        The following table provides certain information with respect to our office as of December 31, 2005:

                                                LEASED                                        NET BOOK VALUE OF REAL
             LOCATION                          OR OWNED                 YEAR ACQUIRED                 PROPERTY
------------------------------------  -------------------------  -------------------------  -------------------------

Main Office:                                    Owned                        1963                 $      686,263
31 Boonton Turnpike
Lincoln Park, NJ 07035

        The net book value of our premises, land and equipment was approximately $884,000 at December 31, 2005.

For information regarding the Company's investment in mortgages and mortgage-related securities, see "Item 1. Business" herein.

ITEM 3.     LEGAL PROCEEDINGS

        From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At December 31, 2005, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of stockholders during the fourth quarter of the year under report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF SECURITIES

        (a) Our common stock is traded on the OTC Electronic Bulletin Board under the symbol "LPBC". Lincoln Park Bancorp, MHC owns 999,810 shares, or 54.0% of our outstanding common stock. The approximate number of holders of record of Lincoln Park Bancorp's common stock as of March 24, 2006 was 228. Certain shares of Lincoln Park Bancorp are held in "nominee" or "street" name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Lincoln Park Bancorp's common stock for the period ended December 31, 2005. Lincoln Park Bancorp began trading on the Electronic Bulletin Board on December 20, 2004. Accordingly, no information prior to this date is available. The following information was provided by the Electronic Bulletin Board.

                FISCAL PERIOD                      HIGH               LOW              DIVIDENDS
-------------------------------------------  -----------------  -----------------  -----------------
Quarter ended December, 31, 2004                $     12.00        $     10.75         $      0.00
Quarter ended March 31, 2005                          11.25               9.90                0.00
Quarter ended June 30, 2005                           10.00               8.60                0.00
Quarter ended September 30, 2005                       9.95               8.80                0.00
Quarter ended December 31, 2005                        9.50               8.62                0.00

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

        Lincoln Park Bancorp does not have any equity compensation program that was not approved by stockholders other than its employee stock ownership plan. For additional information regarding Lincoln Park Bancorp's equity compensation programs, reference is made to Item 10 of this Form 10-KSB.

        In addition, reference is made to the "Market for Common Stock" section of Lincoln Park Bancorp's 2005 Annual Report to Stockholders, which is incorporated herein by reference.

        (b)     Not applicable.

        (c) Lincoln Park Bancorp did not repurchase any shares of its common stock during the relevant period.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of Lincoln Park Bancorp's 2005 Annual Report to Stockholders is incorporated herein by reference. For off-balance sheet arrangements, see Note 15 of the "Notes to Consolidated Financial Statements" within the Annual Report.

ITEM 7.     FINANCIAL STATEMENTS

        The consolidated financial statements included in Lincoln Park Bancorp's 2005 Annual Report to Stockholders are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 8A.    CONTROLS AND PROCEDURES

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. There has been no change in the Company's internal control over financial reporting during the Company's fourth quarter of fiscal year 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.    OTHER INFORMATION

        None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        Lincoln Park Bancorp has adopted a Code of Ethics that applies to Lincoln Park Bancorp's principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics may be accessed on Lincoln Park Bancorp's website at www.lincoln parksavings.com. The Code of Ethics was also filed as Exhibit 14 to Lincoln Park Bancorp's Form 10-KSB for the year ended December 31, 2004.

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

        (E)     Consolidated Statements of Comprehensive Income

        (F)     Consolidated Statements of Changes In Stockholders' Equity

        (G)     Consolidated Statements of Cash Flows

        (H)     Notes to Consolidated Financial Statements

(b)     FINANCIAL STATEMENT SCHEDULES

(c)     EXHIBITS.

3.1     Charter of Lincoln Park Bancorp*
3.2     Bylaws of Lincoln Park Bancorp*
4       Form of Common Stock Certificate of Lincoln Park Bancorp*
10.1    Employee Stock Ownership Plan*
10.2    Lincoln Park Bancorp 2005 Stock-Based Incentive Plan****
10.3    Lincoln Park Bancorp Director Retirement Plan**
13      Annual Report to Stockholders
14      Code of Ethics***
21      Subsidiaries of Registrant*
23      Consent of Beard Miller Company LLP
31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002
32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

------------------------------
* Incorporated by reference to the Registration Statement on Form SB-2 of Lincoln Park Bancorp (file no. 333-116639), originally filed with the Securities and Exchange Commission on June 18, 2004.
** Incorporated by reference to the Current Report on Form 8-K of Lincoln Park Bancorp (file no. 000-51078), filed with the Securities and Exchange Commission on March 15, 2006.
*** Incorporated by reference to the Annual Report on Form 10-KSB of Lincoln Park Bancorp (file no. 000-51078), filed with the Securities and Exchange Commission on March 30, 2005.
**** Incorporated by reference to the definitive proxy statement of Lincoln Park Bancorp (file no. 000-51078) for the special meeting of stockholders held on December 22, 2005, as filed with the Securities and Exchange Commission on November 22, 2005.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information concerning principal accountant fees and services is incorporated herein by reference from our Proxy Statement, specifically the section captioned "Proposal II-Ratification of Appointment of Independent Registered Public Accounting Firm."

                                   SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                LINCOLN PARK BANCORP


Date:   March 30, 2006                     By:  /s/ Donald S. Hom
                                                --------------------------------
                                                Donald S. Hom
                                                President and Chief Executive
                                                Officer
                                                (Duly Authorized Representative)

        Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signatures                                  Title                            Date
          ----------                                  -----                            ----

/s/ Donald S. Hom                        President and Chief Executive            March 30, 2006
--------------------------------         Officer (Principal Executive and
Donald S. Hom                            Financial Officer)


/s/ Nandini Mallya                       Vice President and Treasurer             March 30, 2006
--------------------------------         (Principal Accounting Officer)
Nandini Mallya


/s/ Stanford Stoller                     Chairman of the Board and                March 30, 2006
--------------------------------         Director
Stanford Stoller


/s/ William H. Weisbrod                  Vice Chairman of the Board and           March 30, 2006
--------------------------------         Director
William H. Weisbrod


/s/ David G. Baker                       Director                                 March 30, 2006
--------------------------------
David G. Baker


/s/ John F. Feeney                       Director                                 March 30, 2006
-------------------------------
John F. Feeney


/s/ Edith M. Perrotti                    Director                                 March 30, 2006
-------------------------------
Edith M. Perrotti