Form 10QSB
period 2006-03-31
Lincoln Park Bancorp
filed 2006-05-15
CIK 1294206

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2006
                                -----------------------------------------------

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from  _____________   To _______________


                        Commission File Number 000-51078

                              LINCOLN PARK BANCORP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        FEDERAL                                                61-1479859
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)


31 Boonton Turnpike, Lincoln Park, New Jersey                    07035
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number,
including area code               (973) 694-0330
                                 -----------------------------------------------


Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,851,500 shares of common stock, par value $.01 per share as of May 12, 2006.

Transitional Small Business Disclosure Format. Yes [ ]  No [X]

                       LINCOLN PARK BANCORP AND SUBSIDIARY


                                      INDEX
                                                                          Page
                                                                         Number
                                                                        --------
PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

         Consolidated Statements of Financial Condition
          at March 31, 2006 and December 31, 2005 (Unaudited)              1

         Consolidated Statements of Income for the Three Months
          Ended March 31, 2006 and 2005 (Unaudited)                        2

         Consolidated Statements of Comprehensive Income for the
          Three Months Ended March 31, 2006 and 2005 (Unaudited)           3

         Consolidated Statements of Cash Flows for the Three Months
           Ended March 31, 2006 and 2005 (Unaudited)                       4

         Notes to Consolidated Financial Statements (Unaudited)          5 - 9

Item 2:  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 10 - 16

Item 3:  Controls and Procedures                                           17

PART II - OTHER INFORMATION                                             18 - 19

SIGNATURES                                                                 20

                       LINCOLN PARK BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                     March 31,      December 31,
ASSETS                                                                 2006            2005
------                                                             ------------    ------------
Cash and amounts due from depository institutions                  $  1,308,792    $  1,627,946
Interest-bearing deposits in other banks                              1,083,412         688,232
                                                                   ------------    ------------

        Total cash and cash equivalents                               2,392,204       2,316,178

Term deposits                                                           581,869         580,629
Securities available for sale                                         2,530,620       3,002,336
Securities held to maturity                                          19,153,271      18,817,087
Loans receivable, net of allowance for loan losses of 2006
  $162,000; and 2005 $156,000; respectively                          67,343,310      66,383,298
Premises and equipment                                                  901,018         883,848
Federal Home Loan Bank of New York stock, at cost                     1,298,400       1,264,500
Interest receivable                                                     490,999         448,172
Other assets                                                             55,005         262,209
                                                                   ------------    ------------

        Total assets                                               $ 94,746,696    $ 93,958,257
                                                                   ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
     Deposits                                                      $ 54,556,353    $ 54,366,814
     Advances from Federal Home Loan Bank of New York                26,287,432      25,533,730
     Advance payments by borrowers for taxes and insurance              385,465         364,785
     Other liabilities                                                  255,508         305,390
                                                                   ------------    ------------

        Total liabilities                                            81,484,758      80,570,719
                                                                   ------------    ------------

Stockholders' equity
     Preferred stock; no par value; 1,000,000 shares authorized;
       none issued or outstanding                                            --              --
     Common stock; $.01 par value; 5,000,000 shares authorized;
       1,851,500 issued and outstanding                                  18,515          18,515
     Additional paid in capital                                       7,794,680       7,776,418
     Retained earnings - substantially restricted                     6,027,349       5,982,726
     Unearned ESOP shares                                              (361,380)       (366,220)
     Unearned Restricted Stock                                         (180,901)             --
     Accumulated other comprehensive income -
       unrealized (loss) gain on securities available for sale          (36,325)        (23,901)
                                                                   ------------    ------------

        Total Stockholders' equity                                   13,261,938      13,387,538
                                                                   ------------    ------------

        Total liabilities and stockholders' equity                 $ 94,746,696    $ 93,958,257
                                                                   ============    ============

See notes to consolidated financial statements.


                       LINCOLN PARK BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                      Three Months Ended
                                                                           March 31,
                                                                -----------------------------
                                                                    2006            2005
                                                                ------------    ------------
Interest income:
    Loans                                                       $    907,223    $    764,973
    Securities                                                       264,673         257,311
    Other interest-earning assets                                     10,369          11,381
                                                                ------------    ------------

          Total interest income                                    1,182,265       1,033,665
                                                                ------------    ------------

Interest expense:
    Deposits                                                         309,221         232,847
    Advances and other borrowed money                                249,938         135,157
                                                                ------------    ------------

          Total interest expense                                     559,159         368,004
                                                                ------------    ------------

Net interest income                                                  623,106         665,661
Provision for loan losses                                              3,500          27,000
                                                                ------------    ------------

Net interest income after provision for loan losses                  619,606         638,661
                                                                ------------    ------------

Non-interest income:
    Fees and service charges                                          18,599          14,997
    (Loss) gains on calls of securities held to maturity                  --          (7,239)
    Gains on sale of available for sale securities                     9,612              --
    Miscellaneous                                                      5,059           8,036
                                                                ------------    ------------

          Total non-interest income                                   33,270          15,794
                                                                ------------    ------------

Non-interest expenses:
    Salaries and employee benefits                                   204,846         194,370
    Net occupancy expense of premises                                 30,010          35,535
    Equipment                                                         60,404          51,982
    Advertising                                                        9,733          12,257
    Federal insurance premium                                          1,830           2,085
    Miscellaneous                                                    207,049         162,439
                                                                ------------    ------------

          Total non-interest expenses                                513,872         458,668
                                                                ------------    ------------

Income before income taxes                                           139,004         195,787
Income taxes                                                          52,739          76,027
                                                                ------------    ------------

Net income                                                      $     86,265    $    119,760
                                                                ============    ============

Net income per common share:
     Basic                                                      $       0.05    $       0.07
                                                                ============    ============
Weighted average number of common shares
 and common stock equivalents outstanding:
      Basic                                                        1,819,490             N/A
                                                                ============    ============
Net income per common share:
      Diluted                                                   $       0.05             N/A
                                                                ============    ============
Weighted average number of common shares
 and common stock equivalents outstanding:
      Diluted                                                      1,824,558       1,817,787
                                                                ============    ============

See notes to consolidated financial statements.


                       LINCOLN PARK BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                      Three Months Ended
                                                                           March 31,
                                                                -----------------------------
                                                                    2006            2005
                                                                ------------    ------------

Net income                                                      $     86,265    $    119,760
                                                                ------------    ------------
Other comprehensive (loss) income, net of income taxes:
    Gross unrealized holding (loss) gain on
      securities available for sale                                  (20,651)        (28,274)
    Deferred income taxes                                              8,227          11,302
                                                                ------------    ------------

Other comprehensive (loss) income                                    (12,424)        (16,972)
                                                                ------------    ------------

Comprehensive income                                            $     73,841    $    102,788
                                                                ============    ============

See notes to consolidated financial statements.


                       LINCOLN PARK BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                ----------------------------
                                                                                    2006             2005
                                                                                ------------    ------------
Cash flows from operating activities:
     Net income                                                                 $     86,265    $    119,760
     Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation of premises and equipment                                        16,647          16,034
        Amortization and accretion, net                                                9,116          16,884
        Loss (gain) on calls of term deposits and securities held to maturity             --           7,239
        Gain on sale of securities AFS                                                (9,612)             --
        Provision (recovery of)  for loan losses                                       3,500          27,000
        (Increase) in interest receivable                                            (42,827)        (73,496)
        Decrease in other assets                                                     207,204           9,942
        Increase in accrued interest payable                                          11,886           2,665
        (Decrease) Increase in other liabilities                                     (46,063)        109,705
        ESOP shares committed to be released                                           4,080           4,341
        Restricted Stock Earned                                                       18,262              --
                                                                                ------------    ------------
           Net cash provided by operating activities                                 258,458         240,074
                                                                                ------------    ------------
Cash flows from investing activities:
     Purchases of term deposits                                                           --        (495,000)
     Proceeds from maturities and calls of term deposits                                  --              --
     Purchase of securities available for sale                                       (71,836)             --
     Proceeds from maturities and calls of securities available for sale             500,000         700,000
     Principal repayments on securities available for sale                             8,125          11,335
     Proceeds from sale of securities available for sale                              24,298              --
     Purchases of securities held to maturity                                     (1,000,000)     (3,460,000)
     Proceeds from maturities and calls of securities held to maturity               600,000       1,085,000
     Principal repayments on securities held to maturity                              63,747          73,105
     Net (increase) in loans receivable                                             (973,709)     (1,468,246)
     Additions to premises and equipment                                             (33,817)        (17,122)
     Purchase of Federal Home Loan Bank of New York stock                           (135,000)        (87,700)
     Redemption of Federal Home Loan Bank of New York stock                          101,100          55,000
                                                                                ------------    ------------
           Net cash (used in) investing activities                                  (917,092)     (3,603,628)
                                                                                ------------    ------------
Cash flows from financing activities:
     Net increase (decrease) in deposits                                             182,061        (775,316)
     Proceeds from advances from Federal Home Loan Bank of New York               23,425,000       1,900,000
     Repayments of advances from Federal Home Loan Bank of New York              (22,671,298)     (1,245,509)
     Net increase in payments by borrowers for taxes and insurance                    20,680          15,325
     Net change in Paid in Capital                                                        --          (8,025)
     Dividends Paid                                                                  (40,882)             --
     Purchase of Stock                                                              (180,901)             --
                                                                                ------------    ------------
           Net cash (used in) provided by financing activities                       734,660        (113,525)
                                                                                ------------    ------------

Net (decrease) increase in cash and cash equivalents                                  76,026      (3,477,079)
Cash and cash equivalents - beginning                                              2,316,178       5,898,288
                                                                                ------------    ------------

Cash and cash equivalents - ending                                              $  2,392,204    $  2,421,209
                                                                                ============    ============
Supplemental information:
     Cash paid during the period for:
        Interest on deposits and borrowings                                     $    547,274    $    365,699
                                                                                ============    ============
        Income taxes                                                            $    107,297    $      1,000
                                                                                ============    ============

See notes to consolidated financial statements.

                       LINCOLN PARK BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

1.   PRINCIPLES OF CONSOLIDATION
--------------------------------

The consolidated financial statements include the accounts of Lincoln Park Bancorp (the "Company") and its wholly owned subsidiary, Lincoln Park Savings Bank (the "Bank"). The Company's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.


2.   BASIS OF PRESENTATION
--------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results which may be expected for the entire fiscal year.


3.   NET INCOME PER COMMON SHARE
--------------------------------

Basic net income per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding, adjusted for unearned shares of the ESOP. Diluted net income per common share was computed by adjusting the weighted average number of shares of common stock outstanding to include the effect of outstanding stock options and compensation grants, if dilutive, using the treasury stock method.


4.   CRITICAL ACCOUNTING POLICIES
---------------------------------

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

4.   CRITICAL ACCOUNTING POLICIES  (Cont'd)
-------------------------------------------

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


5.   STOCK COMPENSATION PLANS
-----------------------------

         The Company has two stock-related compensation plans, including stock option and restricted stock plans, which are described in Note 13 to the Company's Consolidated Financial Statements included in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. Through December 31, 2005, the Company accounted for its stock option and employee stock ownership plans using the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related interpretations for these plans. Under APB No. 25, generally, when the exercise price of the Company's stock options equaled the market price of the underlying stock on the date of the grant, no compensation expense was recognized. The Company adopted SFAS No. 123R, using the modified-prospective transition method, beginning on January 1, 2006 and, therefore, began to expense the fair value of all options over their remaining vesting periods to the extent the options were not fully vested as of the adoption date and began to expense the fair value of all share-based compensation granted subsequent to December 31, 2005, over its requisite service periods.

         SFAS No. 123R also requires the benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense to be reported as a financing cash flow (There were no realized tax benefits for the three months ended March 31, 2006) rather than an operating cash flow, as previously required. In accordance with Staff Accounting Bulletin ("SAB") No. 107, the Company classified share-based compensation within salaries and employee benefits and other expenses to correspond with the same line item as the cash compensation paid to employees and non-employee directors.

         Employee options vest over a seven-year service period and non-employee director options vest over a five-year service period. Compensation expense recognized for all option grants is recognized over the awards' respective requisite service periods. The fair values relating to all of the calendar 2005 option grants were estimated using the Black-Scholes option pricing model. Expected volatilities are based on historical volatility of our stock and other factors, such as implied market volatility. We used historical exercise data based on the age at grant of the option holder to estimate the options' expected term, which represents the period of time that the options granted are expected to be outstanding. We anticipated the future option holding periods to be similar to the historical option holding periods. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We recognize compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of the awards. We did not grant any options during the quarters ended March 31, 2006 and 2005.

                       LINCOLN PARK BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

5.   STOCK COMPENSATION PLANS (Cont'd)
--------------------------------------

         Restricted shares granted to outside directors and employees vest in five annual installments and seven annual installments, respectively. The fair value of restricted shares under the Company's restricted stock plans is determined by the product of the number of shares granted and the grant date market price of the Company's common stock. The fair value of restricted shares is expensed on a straight-line basis over the requisite service period of five years for the outside directors and seven years for the employees.

         During the three months ended March 31, 2006, the Company recorded $18,000 of share-based compensation expense, which was comprised of stock option expense of $10,000 and restricted stock expense of $8,000. The Company estimates it will record share-based compensation expense of approximately $72,000 in fiscal 2006.

         The following table illustrates the impact of share-based compensation on reported amounts:

                                              Three months ended
                                                March 31, 2006
                                       --------------------------------
                                                             Impact of
                                                            Share-Based
(in thousands, except                                      Compensation
per share data)                         As Reported           Expense
                                       ------------        ------------
Net operating income before taxes      $    139,004        $     18,262
Net income                                   86,265              18,262

Earnings per share:
      Basic                            $       0.05        $       0.01
                                       ============        ============

      Diluted                          $       0.05        $       0.01
                                       ============        ============

                       LINCOLN PARK BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

5.   STOCK COMPENSATION PLANS (Cont'd)
--------------------------------------

         A summary of the Company's stock option activity and related information for its option plans for the three months ended March 31, 2006, was as follows:


                                                                                      Weighted
                                                        Weighted       Average        Aggregate
                                                        Average       Remaining       Intrinsic
                                                        Exercise     Contractual       Value
                                         Options        Price            Term          (000's)
                                       ------------   ------------   ------------   ------------
Outstanding at December 31, 2005             66,520   $       8.90
      Granted                                    --             --
      Exercised                                  --             --
      Forfeited                                  --             --
                                       ------------

Outstanding at March 31, 2006                66,520   $       8.90    5.7 years     $    53,000
                                       ============

Exercisable at March 31, 2006                    --   $         --    5.7 years     $         --


         A summary of the status of the Company's nonvested options as of March 31, 2006 and changes during the three months ended March 31, 2006, is presented below:


                                                        Weighted
                                                        Average
                                                       Grant Date
                                          Options      Fair Value
                                       ------------   ------------
Nonvested at December 31, 2005               66,520   $       8.90
      Granted                                    --             --
      Vested                                     --             --
      Forfeited                                  --             --
                                       ------------

Nonvested at March 31, 2006                  66,520   $       8.90
                                       ============

                       LINCOLN PARK BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

5.   STOCK COMPENSATION PLANS (Cont'd)
--------------------------------------

         Expected future compensation expense relating to the 66,520 nonvested options outstanding as of March 31, 2006 is $214,000 over a weighted-average period of 5.7 years.

         A summary of the status of the Company's restricted shares as of March 31, 2006 and changes during the three months ended March 31, 2006, is presented below:

                                                        Weighted
                                                        Average
                                        Restricted     Grant Date
                                          Shares       Fair Value
                                       ------------   ------------
Nonvested at December 31, 2005               18,705   $       8.90
      Granted                                    --             --
      Vested                                     --             --
      Forfeited                                  --             --
                                       ------------

Nonvested at March 31, 2006                  18,705   $       8.90
                                       ============

         Expected future compensation expense relating to the 18,705 restricted shares at March 31, 2006 is $158,000 over a weighted-average period of 5.3 years.

         For purposes of pro forma disclosures, the estimated fair value of the stock options, restricted shares, and shares under the employee stock ownership plan were amortized to expense over their assumed vesting periods.

                       LINCOLN PARK BANCORP AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


ITEM 2.

Forward-Looking Statement
-------------------------

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

Comparison of Financial Condition at March 31, 2006 and December 31, 2005

         Our total assets increased by $788,000, or 0.8%, to $94.7 million at March 31, 2006, from $94.0 million at December 31, 2005. During the three months ended March 31, 2006, the level of cash and cash equivalents increased by $76,000, or 3.3%, to $2.4 million at March 31, 2006 from $2.3 million at December 31, 2005. Term deposits remained relatively unchanged at $582,000 at March 31, 2006 when compared with $581,000 at December 31, 2005.

         Securities available for sale decreased by $472,000 or 15.7% to $2.5 million at March 31, 2006 when compared with $3.0 million at December 31, 2005. The decrease in securities available for sale during the 2006 period resulted primarily from maturities and repayments of $532,000. Securities held to maturity increased by $336,000 or 1.8% to $19.2 million at March 31, 2006 when compared with $18.8 million at December 31, 2005. During the three months ended March 31, 2006, purchases of securities held to maturity amounted to $1.0 million which was sufficient to offset maturities and repayments of $664,000. The increase in securities held to maturity was funded by the decrease in securities available for sale.

         Loans receivable amounted to $67.3 million and $66.4 million at March 31, 2006 and December 31, 2005, respectively, representing an increase of $960,000 or 1.4%. Our increase in loans resulted primarily from increased one-to four family mortgage loan and consumer loan originations. The loans receivable was funded by increases in deposits and borrowings.

         Federal Home Loan Bank of New York ("FHLB") stock increased by $34,000, or 2.7% to $1,298,000 at March 31, 2006 when compared to $1,264,000 at December 31, 2005, primarily due to an increase in borrowings.

         Other assets decreased by $207,000 or 79.0% to $55,000 at March 31, 2006 from $262,000 at December 31, 2005. The decrease in other assets was primarily due to $200,000 in funds earmarked in the December 31, 2005 quarter for a loan closing that occurred during the March 31, 2006 quarter.

         Total deposits increased by $190,000, or 0.3% to $54.6 million at March 31, 2006 from $54.4 million at December 31, 2005. Advances from FHLB increased by $754,000 or 3.0% to $26.3 million at March 31, 2006 when compared with $25.5 million at December 31, 2005. The proceeds from new advances were used to fund loan originations.

                       LINCOLN PARK BANCORP AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Comparison of Financial Condition at March 31, 2006 and December 31, 2005 (Cont'd.)

         Stockholders' equity totaled $13.3 million and $13.4 million at March 31, 2006 and December 31, 2005, respectively, reflecting the awarding of restricted stocks totaling $181,000, net income of $86,000 for the three months ended March 31, 2006, cash dividend of $41,000 in the March 31, 2006 quarter and the amortization of $22,000 for the ESOP and the restricted stock in the March 31, 2006 quarter.

Comparison of Operating Results for the Three Months Ended March 31, 2006 and
2005

         General. Net income decreased by $34,000, or 28.0%, to $86,000 for the three months ended March 31, 2006, from $120,000 for the three months ended December 31, 2005. The decrease in net income reflects decreases in net interest income and increases in non-interest expenses partially offset by decreases in provision for loan losses, increases in non-interest income and decreases in income taxes.

         Interest Income. Interest income increased by $149,000, or 14.4%, to $1.2 million for the three months ended March 31, 2006, from $1.0 million for the three months ended March 31, 2005. The increase in interest income was due to increases of $142,000 in interest income from loans and $7,000 in interest on securities, partially offset by a decrease of $1,000 in interest income from other interest earning assets.

         Interest income from loans increased by $142,000, or 18.6%, to $907,000 for the three months ended March 31, 2006, from $765,000 for the three months ended March 31, 2005. The increase was due to an $8.1 million or 13.9% increase in the average balance of loans to $66.0 million during the quarter ended March 31, 2006 from $57.9 million during the quarter ended March 31, 2005 and an increase in the average yield to 5.50% from 5.28%. Interest income from securities, including available for sale and held to maturity, increased $7,000, or 2.9%, to $265,000 for the three months ended March 31, 2006, from $257,000 for the three months ended March 31, 2005. The increase in interest income from securities was due to an increase in the average yield to 4.64% in 2006 from 4.36% in 2005, partially offset by a decrease of $710,000 or 3.0% in the average balance of securities to $22.9 million in 2006 from $23.6 million in 2005.

         Interest income from other interest-earning assets decreased $1,000, or 8.9% to $10,000 for the three months ended March 31, 2006, from $11,000 for the three months ended March 31, 2005. The decrease in interest income from other interest-earning assets was due to a decrease in the average balance of other interest-earning assets of $800,000 or 28.9% to $2.0 million in 2006 from $2.8 million in 2005, offset by an increase in the average yield to 2.03% in 2006 from 1.59% in 2005.

         Interest Expense. Total interest expense increased $191,000, or 51.9%, to $559,000 for the three months ended March 31, 2006, from $368,000 for the three months ended March 31, 2005. The interest expense on interest-bearing deposits increased by $76,000, or 32.8%, to $309,000 in 2006 when compared with $233,000 in the comparable 2005 period. The increase in interest expense on deposits resulted from an increase in the average cost of interest-bearing deposits to 2.31% from 1.67%, reflecting increasing market interest rates during the period between the comparable quarters. Partially offsetting this increase was a decrease in the average balance of interest-bearing deposits to $53.5 million in 2006 from $55.7 million in 2005.

                       LINCOLN PARK BANCORP AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Comparison of Operating Results for the Three Months Ended March 31, 2006 and 2005 (Cont'd.)

         The interest expense on borrowed money increased $115,000 or 84.9% to $250,000 in 2006 from $135,000 in the comparable 2005 period. The increase resulted from an increase of $8.3 million in the average balance of borrowed money to $25.1 million in 2006 from $16.8 million in 2005 and an increase in the cost of borrowed money to 3.99% in 2006 from 3.21% in 2005.

         Net Interest Income. Net interest income decreased $43,000, or 6.4%, to $623,000 for the three months ended March 31, 2006 from $666,000 for the three months ended March 31, 2005. Our interest rate spread decreased to 2.36% in 2006 from 2.87% in 2005, reflecting an 82 basis point increase in the cost of our interest bearing liabilities that exceeded a 31 basis point increase in yield on interest-earning assets. Our net interest margin decreased to 2.74% from 3.16%.

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

         Based on our evaluation of these factors, management recorded a provision for loan losses of $4,000 for the three months ended March 31, 2006 and $27,000 for the three months ended March 31, 2005. We had no charge-offs during the three month periods ended March 31, 2006 and 2005. We used the same methodology and generally similar assumptions in assessing the allowance for both periods. The allowance for loan losses was $162,000, or 0.24% of gross loans outstanding at March 31, 2006, as compared with $183,000, or 0.31% of gross loans outstanding at March 31, 2005. The level of the allowance is based on estimates, and the ultimate losses may vary from the estimates.

         Non-interest Income. Non-interest income increased $17,000, or 110.6%, to $33,000 for the three months ended March 31, 2006, as compared to $16,000 for the three months ended March 31, 2005. The primary reason for the increase in non-interest income was an increase of $4,000 in fees and service charges. In addition, we recognized a gain of $10,000 during the March 31, 2006 quarter on the sale of available for sale securities, compared to a loss of $7,000 during the March 31, 2005 quarter on the call of an investment security that was purchased at a premium.

         Non-interest Expenses. Non-interest expenses were $514,000 and $459,000 for the three months ended March 31, 2006 and 2005, respectively, representing an increase of $55,000 or 12.0%. The increase in non-interest expenses was due to increases of $45,000 in miscellaneous expenses, $11,000 in salaries and employee benefits and $8,000 in equipment expenses, sufficient to offset decreases of $6,000 in occupancy expense and $3,000 in advertising expense.

         Miscellaneous expenses increased $45,000 or 27.5% to $207,000 in 2006 from $162,000 in 2005 due mainly to expenses associated with the implementation of the stock-based incentive plan and directors' retirement plan and additional legal expenses. Salaries and employee benefits increased $11,000 or 5.4% to $205,000 in 2006 from $194,000, reflecting expenses associated with the implementation of the stock-based incentive plan and an increase in the number of employees from 2005 to 2006. Equipment expenses increased $8,000 or 16.2% to $60,000 in 2006 from $52,000 in 2005 due to the upgrade of various equipment.

                       LINCOLN PARK BANCORP AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Comparison of Operating Results for the Three Months Ended March 31, 2006 and 2005 (Cont'd.)

         Occupancy expenses decreased $6,000 or 15.5% to $30,000 in 2006 from $36,000 in 2005 due to decreases in repairs and maintenance expense of the banking facility. Advertising expenses decreased $3,000 or 20.6% to $9,000 in 2006 from $12,000 in 2005 due to an effort to contain cost through the reduction in the purchases of promotional items.

         Income Tax Expense. The provision for income taxes decreased to $53,000 for the three months ended March 31, 2006 from $76,000 for the three months ended March 31, 2005. The decrease in the provision for income taxes was primarily due to a decrease of $57,000 in income before income taxes to $139,000 for the three months ended March 31, 2006, as compared to $196,000 for the three months ended March 31, 2005.


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

         We have emphasized the origination of fixed-rate mortgage loans for retention in our portfolio in order to maximize our net interest income. We accept increased exposure to interest rate fluctuations as a result of our investment in such loans. In a period of rising interest rates, our net interest rate spread and net interest income may be negatively affected. In addition, we have sought to manage and mitigate our exposure to interest rate risks in the following ways:

     o We maintain moderate levels of short-term liquid assets. At March 31, 2006, our short-term liquid assets totaled $3.2 million;

     o We originate for portfolio adjustable-rate mortgage loans and adjustable home equity lines of credit. At March 31, 2006, our adjustable-rate mortgage loans totaled $14.8 million and our adjustable home equity lines of credit totaled $6.5 million;

     o We attempt to increase the maturity of our liabilities as market conditions allow. In particular, in recent years, we have emphasized intermediate- to long-term FHLB advances as a source of funds. At March 31, 2006, we had $6.7 million of FHLB advances with terms to maturity of between three and ten years; and

     o We invest in securities with step-up rate features providing for increased interest rates prior to maturity according to a pre-determined schedule and formula. However, these step-up rates may not keep pace with rising interest rates in the event of a rapidly rising rate environment. In addition, these investments may be called at the option of the issuer.

                       LINCOLN PARK BANCORP AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


Management of Market Risk (Cont'd.)

         Net Portfolio Value. The Company switched to a different outside vendor for the period ended March 31, 2006 compared to the period ended December 31, 2005 to prepare the computation of accounts by which the net present value of the Bank's cash flow from assets, liabilities and off balance sheet items (the Bank's net portfolio value or "NPV") would change in the event of a range of assumed changes in market interest rates. As a result of differences in the methodology in the calculation of NPV by these two different vendors, the results for these two periods will be different.

         Both vendors provided the Company with an interest rate sensitivity report of net portfolio value by utilizing a simulation model that uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of net portfolio value. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the yield curve increases or decreases instantaneously by 100 and 200 basis points. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 5% would mean, for example, a 200 basis point increase in the change of interest rates.

         The following table sets forth the Bank's NPV as of March 31, 2006, the most recent date the Bank's NPV was calculated.

Change in                                                          Net Portfolio Value as a Percentage
---------------              Net Portfolio Value                        of Present Value of Assets
Interest Rates    --------------------------------------------    ------------------------------------
---------------    Estimated       Amount of       Percent of                       Change in Basis
(basis points)        NPV            Change          Change         NPV Ratio             Points
---------------   ------------    ------------    ------------    ------------     -------------------
                                             (Dollars in Thousands)

    +200          $     13,666    $     (2,685)       (16.4)%          16.44%       (177) basis points
    +100                15,128          (1,223)        (7.5)           17.49         (72) basis points
       0                16,351              --           --            18.21          --  basis points
    -100                17,378           1,027          6.3            18.67          46  basis points
    -200                17,903           1,552          9.5            18.63          42  basis points

         The table above indicates that at March 31, 2006, in the event of a 200 basis point decrease in interest rates, we would experience a 9.5% increase in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience a 16.4% decrease in net portfolio value.

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

The primary sources of investing activity are lending and the purchase of securities. Net loans amounted to $67.3 million and $66.4 million at March 31, 2006 and December 31, 2005, respectively. Securities available for sale totaled $2.5 million and $3.0 million at March 31, 2006 and December 31, 2005, respectively. Securities held to maturity totaled $19.2 million and $18.8 million at March 31, 2006 and December 31, 2005, respectively. In addition to funding new loan production and securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans, mortgage-backed securities, and borrowings from FHLB.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At March 31, 2006, advances from the FHLB amounted to $26.3 million.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At March 31, 2006, the Bank has outstanding commitments to originate loans of $1.6 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2006, totaled $18.4 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank.

                       LINCOLN PARK BANCORP AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

The following table sets forth the Bank's capital position at March 31, 2006, as compared to the minimum regulatory capital requirements:

Lincoln Park Bancorp                                                                        To Be Well
                                                                                           Capitalized
                                                                                           Under Prompt
                                                               Minimum Capital              Corrective
                                         Actual                  Requirements           Actions Provisions
                                ------------------------   ------------------------  ------------------------
                                  Amount       Ratio         Amount       Ratio        Amount       Ratio
                                -----------  -----------   -----------  -----------  -----------  -----------
Total Risk Based Capital
  (to risk-weighted assets)     $     9,816     19.65%     $     3,997     8.00%     $     4,996    10.00%

Tier 1 Capital
  (to risk-weighted assets)           9,654     19.32%           1,998     4.00%           2,997     6.00%

Core (Tier 1) Capital
  (to average total assets)           9,654     10.58%           3,649     4.00%           4,562     5.00%

Tangible Capital
  (to adjusted total assets)          9,654     10.58%           1,369     1.50%              --       --

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

                              LINCOLN PARK BANCORP

                                     PART II

ITEM 1.  Legal Proceedings
         -----------------

         Neither the Company nor the Bank is involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
        -----------------------------------------------------------

         a)       Not applicable

         b)       Not applicable

         c) Information regarding the Company's purchases of its equity securities (common stock) during the three months ended March 31, 2006 is summarized below:

-------------------------------- ------------------- ------------------- ---------------------- ----------------------
                                 Total Number of     Average Price       Total Number of        Maximum Number of
                                 Shares Purchased    Paid For Shares     Shares Purchased       Shares That May Yet
                                                                         Under a Publicly       Be Purchased Under
                                                                         Announced Repurchase   Repurchased Plan
                                                                         Plan
-------------------------------- ------------------- ------------------- ---------------------- ----------------------
January 1 - January 31             11,700                $9.65                11,700                    24,589
February 1 - February 28            7,005                $9.71                 7,005                    17,584
March 1 - March 31                     --                   --                    --                    17,584 (1)
-------------------------------- ------------------- ------------------- ---------------------- ----------------------

         (1) The 18,705 shares repurchased thus far were for purposes of funding the restricted stock of the Company's 2005 Stock-Based Incentive Plan.

ITEM 3.  Defaults Upon Senior Securities
         -------------------------------

           Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

         The annual meeting of stockholders of the registrant was held on April 20, 2006. At the meeting, the stockholders elected David G. Baker and John F. Feeney to three-year terms as directors of the Company. Also at the meeting, Beard Miller Company LLP was ratified as the Company's independent auditors. The results of the voting for each matter considered were as follows:

         a) The election as director to serve for a term of three years until a successor has been elected and qualified.

                                               For            Withheld
                                            ---------         --------
                  David G. Baker            1,748,391           42,202
                  John F. Feeney            1,748,526           42,067

                              LINCOLN PARK BANCORP

                                     PART II


         b) The appointment of Beard Miller Company LLP as auditors of the Company for the fiscal year ending December 31, 2006.

                              For       Withheld    Abstain
                           ---------    --------    -------
                           1,788,093     2,000        -0-

         In addition, the following directors, in addition to those elected, continue to serve as directors after the annual meeting of stockholders:

                           Stanford Stoller
                           Edith M. Perrotti
                           William H. Weisbrod


ITEM 5. Other Information
        -----------------

         Not applicable.

ITEM 6. Exhibits
        --------

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


                                       LINCOLN PARK BANCORP


Date:     May 15, 2006                 /s/ DONALD S. HOM
        -------------------            -----------------------------------------
                                       Donald S. Hom
                                       President and Chief Executive Officer
                                       (Principal Executive and Financial
                                       Officer)


Date:     May 15, 2006                 /s/ NANDINI MALLYA
        -------------------            -----------------------------------------
                                       Nandini Mallya
                                       Vice President and Treasurer
                                       (Principal Accounting Officer)