Form 10QSB
period 2006-06-30
Lincoln Park Bancorp
filed 2006-08-14
CIK 1294206

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2006
                                -----------------------------------------------

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

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,851,500 shares of common stock, par value $.01 per share as of August 11, 2006.

Transitional Small Business Disclosure Format. Yes [ ]  No [X]

                       LINCOLN PARK BANCORP AND SUBSIDIARY

                                      INDEX

                                                                                      Page
PART I - FINANCIAL INFORMATION                                                       Number
                                                                                  -------------

 Item 1:  Financial Statements

          Consolidated Statements of Financial Condition
           at June 30, 2006 and December 31, 2005 (Unaudited)                          1


          Consolidated Statements of Income for the Three Months and
           Six Months Ended June 30, 2006 and 2005 (Unaudited)                         2


          Consolidated Statements of Comprehensive Income for the Three Months
           And Six Months Ended June 30, 2006 and 2005 (Unaudited)                     3


          Consolidated Statements of Cash Flows for the Six Months
           Ended June 30, 2006 and 2005 (Unaudited)                                    4


          Notes to Consolidated Financial Statements (Unaudited)                     5 - 9



 Item 2:  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                            10 - 17


 Item 3:  Controls and Procedures                                                      18


PART II - OTHER INFORMATION                                                          19-20



SIGNATURES                                                                             21

PART I- FINANCIAL INFORMATION

                       LINCOLN PARK BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------
                                   (Unaudited)


                                                                        June 30,        December 31,
ASSETS                                                                    2006              2005
                                                                      ------------      ------------
Cash and amounts due from depository institutions                     $  1,234,194      $  1,627,946
Interest-bearing deposits in other banks                                 1,073,297           688,232
                                                                      ------------      ------------

         Total cash and cash equivalents                                 2,307,491         2,316,178
                                                                      ------------      ------------

Term deposits                                                              583,141           580,629
Securities available for sale                                            2,509,401         3,002,336
                                                                      ------------      ------------
Securities held to maturity, estimated fair value of $18,657,000
  and $18,320,000, respectively                                         18,967,077        18,817,087
Loans receivable, net of allowance for loan losses of $162,000
  and $158,500, respectively                                            69,048,049        66,383,298
Premises and equipment                                                     884,137           883,848
Federal Home Loan Bank of New York stock, at cost                        1,391,300         1,264,500
Interest receivable                                                        485,318           448,172
Other assets                                                                71,046           262,209
                                                                      ------------      ------------

         Total assets                                                 $ 96,246,960      $ 93,958,257
                                                                      ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
      Deposits                                                        $ 54,573,423      $ 54,366,814
      Advances from Federal Home Loan Bank of New York                  27,975,933        25,533,730
      Advance payments by borrowers for taxes and insurance                402,381           364,785
      Other liabilities                                                    100,090           305,390
                                                                      ------------      ------------

         Total liabilities                                              83,051,827        80,570,719
                                                                      ------------      ------------

Stockholders' equity:
      Preferred stock; no par value; 1,000,000 shares authorized;
        none issued or outstanding                                            --                --
      Common stock; $.01 par value; 5,000,000 shares authorized;
        1,851,500 issued and outstanding                                    18,515            18,515
      Additional paid in capital                                         7,456,192         7,776,418
      Retained earnings - substantially restricted                       6,121,460         5,982,726
      Unearned ESOP shares                                                (356,540)         (366,220)
      Accumulated other comprehensive loss -
        unrealized loss on securities available for sale                   (44,494)          (23,901)
                                                                      ------------      ------------

         Total stockholders' equity                                     13,195,133        13,387,538
                                                                      ------------      ------------

         Total liabilities and stockholders' equity                   $ 96,246,960      $ 93,958,257
                                                                      ============      ============

                See notes to consolidated financial statements.

                       LINCOLN PARK BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                     (Unaudited)

                                                                     Three Months Ended               Six Months Ended
                                                                          June 30,                         June 30,
                                                                ---------------------------      ---------------------------
                                                                   2006            2005             2006             2005
                                                                -----------     -----------      -----------     -----------
Interest income:
     Loans                                                      $   953,554     $   820,170      $ 1,860,777     $ 1,585,143
     Securities                                                     261,709         262,359          526,382         519,670
     Other interest-earning assets                                   16,277          13,860           26,645          25,241
                                                                -----------     -----------      -----------     -----------

            Total interest income                                 1,231,540       1,096,389        2,413,804       2,130,054
                                                                -----------     -----------      -----------     -----------

Interest expense:
     Deposits                                                       343,770         245,194          652,992         478,041
     Advances and other borrowed money                              282,766         152,953          532,704         288,110
                                                                -----------     -----------      -----------     -----------

            Total interest expense                                  626,536         398,147        1,185,696         766,151
                                                                -----------     -----------      -----------     -----------

Net interest income                                                 605,004         698,242        1,228,108       1,363,903
Provision for loan losses                                               116          (9,000)           3,616          18,000
                                                                -----------     -----------      -----------     -----------

Net interest income after provision for loan losses                 604,888         707,242        1,224,492       1,345,903
                                                                -----------     -----------      -----------     -----------

Non-interest income:
     Fees and service charges                                        18,036          25,698           36,635          40,695
     Gains (losses) on calls of securities held to maturity             500              --              500          (7,239)
     Gains on sale of securities available for sale                      --              --            9,612              --
     Miscellaneous                                                    5,879           6,060           10,940          14,096
                                                                -----------     -----------      -----------     -----------

            Total non-interest income                                24,415          31,758           57,687          47,552
                                                                -----------     -----------      -----------     -----------

Non-interest expenses:
     Salaries and employee benefits                                 208,742         200,371          413,588         394,743
     Net occupancy expense of premises                               25,242          27,049           55,252          62,584
     Equipment                                                       56,447          50,386          116,851         102,368
     Advertising                                                     10,505          16,435           20,238          28,692
     Federal insurance premium                                        1,740           2,107            3,570           4,192
     Miscellaneous                                                  173,284         172,876          380,332         335,313
                                                                -----------     -----------      -----------     -----------

            Total non-interest expenses                             475,960         469,224          989,831         927,892
                                                                -----------     -----------      -----------     -----------

Income before income taxes                                          153,343         269,776          292,348         465,563
Income taxes                                                         58,566         105,835          111,305         181,862
                                                                -----------     -----------      -----------     -----------

Net income                                                      $    94,777     $   163,941      $   181,043     $   283,701
                                                                ===========     ===========      ===========     ===========

Net income per common share:
        Basic                                                   $      0.05     $      0.09      $      0.10     $      0.16
                                                                ===========     ===========      ===========     ===========

Weighted average number of common shares and
  common stock equivalents outstanding:
        Basic                                                     1,794,046       1,818,212         1,800,163      1,818,000
                                                                ===========     ===========      ===========     ===========

Net income per common share:
        Diluted                                                      $ 0.05          $ 0.09            $ 0.10         $ 0.16
                                                                ===========     ===========      ===========     ===========

Weighted average number of common shares and
  common stock equivalents outstanding:
        Diluted                                                   1,798,922       1,818,212         1,804,325      1,818,000
                                                                ===========     ===========      ===========     ===========


                 See notes to consolidated financial statements.

                       LINCOLN PARK BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 -----------------------------------------------
                                    (Unaudited)


                                                                Three Months Ended            Six Months Ended
                                                                     June 30,                      June 30,
                                                            ------------------------      ------------------------
                                                               2006            2005          2006           2005
                                                            ---------      ---------      ---------      ---------
Net income                                                  $  94,777      $ 163,941      $ 181,043      $ 283,701
                                                            ---------      ---------      ---------      ---------

Other comprehensive income (loss), net of income taxes:
     Gross unrealized holding (loss) gain on
       securities available for sale                          (13,681)        32,621        (34,332)         4,347
     Deferred income taxes                                      5,512        (13,021)        13,739         (1,719)
                                                            ---------      ---------      ---------      ---------

Other comprehensive income (loss)                              (8,169)        19,600        (20,593)         2,628
                                                            ---------      ---------      ---------      ---------

Comprehensive income                                        $  86,608      $ 183,541      $ 160,450      $ 286,329
                                                            =========      =========      =========      =========


                See notes to consolidated financial statements.

                       LINCOLN PARK BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                             ------------------------------
                                                                                 2006              2005
                                                                             ------------      ------------
Cash flows from operating activities:
     Net income                                                              $    181,043      $    283,701
     Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation of premises and equipment                                     33,528            32,152
        Amortization and accretion, net                                            17,701            27,867
        (Gain) on sales/calls of securities available for sale                     (9,612)               --
        (Gain) loss on calls of securities held to maturity                          (500)            7,239
        Provision for loan losses                                                   3,616            18,000
        (Increase) in interest receivable                                         (37,146)          (36,183)
        Decrease (increase) in other assets                                       191,163            (5,540)
        Increase in accrued interest payable                                       11,000             1,089
        Increase (decrease) in other liabilities                                 (195,187)           71,083
        ESOP shares committed to be released                                        8,253             8,280
        Restricted Stock Earned                                                    35,552                --
                                                                             ------------      ------------
           Net cash provided by operating activities                              239,411           407,688
                                                                             ------------      ------------

Cash flows from investing activities:
     Purchases of term deposits                                                        --          (495,000)
     Purchases of securities available for sale                                   (72,262)          (49,180)
     Proceeds from maturities and calls of securities available for sale          500,000         1,100,000
    Proceeds from sales of securities available for sale                           24,298                --
     Principal repayments on securities available for sale                         15,996            23,311
     Purchases of securities held to maturity                                  (1,000,000)       (3,460,000)
     Proceeds from maturities and calls of securities held to maturity            710,500         1,185,000
    Principal repayments on securities held to maturity                           139,834           198,243
     Net (increase) in loans receivable                                        (2,688,221)       (4,357,493)
     Additions to premises and equipment                                          (33,817)          (19,242)
     Purchase of Federal Home Loan Bank of New York stock                        (265,800)         (264,600)
     Redemption of Federal Home Loan Bank of New York stock                       139,000            71,100
                                                                             ------------      ------------

           Net cash used in investing activities                               (2,530,472)       (6,067,861)
                                                                             ------------      ------------

Cash flows from financing activities:
     Net increase (decrease) in deposits                                          199,235        (1,726,404)
     Proceeds from advances from Federal Home Loan Bank of New York            49,250,000        11,800,000
     Repayments of advances from Federal Home Loan Bank of New York           (46,807,797)       (7,929,376)
     Net increase in payments by borrowers for taxes and insurance                 37,596            32,223
     Net change in paid in capital                                                     --            (8,025)
     Purchase of restricted stock                                                (355,778)               --
     Dividends Paid                                                               (40,882)               --
                                                                             ------------      ------------
           Net cash provided by financing activities                            2,282,374         2,168,418
                                                                             ------------      ------------

Net decrease in cash and cash equivalents                                          (8,687)       (3,491,755)
Cash and cash equivalents - beginning                                           2,316,178         5,898,288
                                                                             ------------      ------------

Cash and cash equivalents - ending                                           $  2,307,491      $  2,406,533
                                                                             ============      ============

Supplemental information:
     Cash paid during the period for:
        Interest on deposits and borrowings                                  $  1,175,131      $    762,739
                                                                             ============      ============
        Income taxes                                                         $    295,797      $    131,741
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



2.   BASIS OF PRESENTATION
--------------------------

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months and six months ended June 30, 2006, are not necessarily indicative of the results which may be expected for the entire fiscal year.



3.   NET INCOME PER COMMON SHARE
--------------------------------

         Basic and diluted net income per share were computed by dividing net income by the weighted average number of shares of common stock outstanding, adjusted for unearned shares of the ESOP, restricted stock and stock options.



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

      SFAS No. 123R also requires the benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense to be reported as a financing cash flow (there were no realized tax benefits for the three or six months ended June 30, 2006) rather than an operating cash flow, as previously required. In accordance with Staff Accounting Bulletin ("SAB") No. 107, the Company classified share-based compensation within salaries and employee benefits and other expenses to correspond with the same line item as the cash compensation paid to employees and non-employee directors.

      Employee options vest over a seven-year service period and non-employee director options vest over a five-year service period. Compensation expense recognized for all option grants is recognized over the awards' respective requisite service periods. The fair values relating to all of the calendar 2005 option grants were estimated using the Black-Scholes option pricing model. Expected volatilities are based on historical volatility of our stock and other factors, such as implied market volatility. We used historical exercise data based on the age at grant of the option holder to estimate the options' expected term, which represents the period of time that the options granted are expected to be outstanding. We anticipated the future option holding periods to be similar to the historical option holding periods. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We recognize compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of the awards. We did not grant any options during the six months ended June 30, 2006 and 2005.

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

      During the six months ended June 30, 2006, the Company recorded $35,000 of share-based compensation expense, which was comprised of stock option expense of $20,000 and restricted stock expense of $15,000. The Company estimates it will record share-based compensation expense of approximately $72,000 in fiscal 2006.

      The following table illustrates the impact of share-based compensation on reported amounts:

                                         Three Months Ended               Six Months Ended
                                           June 30, 2006                   June 30, 2006
                                      --------------------------     --------------------------

                                                      Impact of                       Impact of
                                                     Share-Based                     Share-Based
                                                     Compensation                    Compensation
                                      As Reported       Expense      As Reported       Expense
                                      -----------    -----------     -----------     ----------
Net operating income before taxes     $   153,343     $   17,290     $   292,348     $   35,552

Net Income                                 94,777         17,290         181,043         35,552


Earnings per share:

       Basic                          $      0.05     $     0.01     $      0.10     $     0.02
                                      ===========     ==========     ===========     ==========

       Diluted                        $      0.05     $     0.01     $      0.10     $     0.02
                                      ===========     ==========     ===========     ==========

                       LINCOLN PARK BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


5.   STOCK COMPENSATION PLANS (CONT'D)
--------------------------------------

      A summary of the Company's stock option activity and related information for its option plans for the six months ended June 30, 2006, was as follows:


                                                                                                    WEIGHTED
                                                                                WEIGHTED             AVERAGE            AGGREGATE
                                                                                 AVERAGE            REMAINING           INTRINSIC
                                                                                EXERCISE           CONTRACTUAL            VALUE
                                                             OPTIONS              PRICE               TERM               (000'S)
                                                        -----------------   ------------------   ------------------   --------------
Outstanding at December 31, 2005                                  66,520    $            8.90
      Granted                                                          -                    -
      Exercised                                                        -                    -
      Forfeited                                                        -                    -
                                                        -----------------

Outstanding at June 30, 2006                                      66,520    $            8.90        5.5 years $           40,000
                                                        =================

Exercisable at June 30, 2006                                           -    $               -         5.5years $                -

         A summary of the status of the Company's non-vested options as of June 30, 2006 and changes during the six months ended June 30, 2006, is presented below:


                                                            WEIGHTED
                                                             AVERAGE
                                                           GRANT DATE
                                         OPTIONS           FAIR VALUE
                                     --------------     ---------------
Non-vested at December 31, 2005          66,520             $   3.38
      Granted                                --                   --
      Vested                                 --                   --
      Forfeited                              --                   --
                                     --------------

Non-vested at June 30, 2006              66,520             $   3.38
                                     ==============

                       LINCOLN PARK BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


5.   STOCK COMPENSATION PLANS (CONT'D)
--------------------------------------

      Expected future compensation expense relating to the 66,520 non-vested options outstanding as of June 30, 2006 is $204,000 over a weighted-average period of 5.5 years.

      A summary of the status of the Company's restricted shares as of June 30, 2006 and changes during the six months ended June 30, 2006, is presented below:


                                                                 WEIGHTED
                                                                 AVERAGE
                                         RESTRICTED             GRANT DATE
                                           SHARES               FAIR VALUE
                                      ------------------   ---------------------
Non-vested at December 31, 2005                  18,705    $            8.90
      Granted                                         -                    -
      Vested                                          -                    -
      Forfeited                                       -                    -
                                      ------------------

Non-vested at June 30, 2006                      18,705    $            8.90
                                      ==================



      Expected future compensation expense relating to the 18,705 restricted shares at June 30, 2006 is $150,000 over a weighted-average period of 5.1 years.

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

                       LINCOLN PARK BANCORP AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


ITEM 2.

FORWARD-LOOKING STATEMENTS.

         This Form 10-QSB may include certain forward-looking statements based on current management expectations. The actual results of the Company could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rules and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of loan and investment portfolios of the Bank, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2006 AND DECEMBER 31, 2005

         Our total assets increased by $2.3 million, or 2.4%, to $96.3 million at June 30, 2006, from $94.0 million at December 31, 2005. At June 30, 2006, and at December 31, 2005, the level of cash and cash equivalents remained unchanged at $2.3 million. Term deposits increased $2,000 to $583,000 at June 30, 2006 when compared with $581,000 at December 31, 2005.

         Securities available for sale decreased $493,000 or 16.4% to $2.5 million at June 30, 2006 when compared with $3.0 million at December 31, 2005. The decrease in securities available for sale during the 2006 period resulted primarily from maturities and repayments of $540,000. Securities held to maturity increased by $150,000 or .80% to $19.0 million at June 30, 2006 when compared with $18.8 million at December 31, 2005. During the six months ended June 30, 2006, purchases of securities held to maturity amounted to $1.0 million which was sufficient to offset maturities and repayments of $850,000.

         Loans receivable amounted to $69.0 million and $66.4 million at June 30, 2006 and December 31, 2005, respectively, representing an increase of $2.7 million or 4.01%. Our increase in loans resulted primarily from increased one-to four family mortgage loan originations. The loans receivable was funded by borrowings.

         Federal Home Loan Bank of New York ("FHLB") stock increased $127,000 or 10.0% to $1.4 million at June 30, 2006 when compared with $1.3 million at December 31, 2005 primarily due to an increase in borrowings.

         Other assets decreased $191,000 or 73.0% to $71,000 at June 30, 2006 from $262,000 in December of 2005. The decrease was mainly due to a $ 200,000 loan that was originated but not closed at the end of December 2005.

                       LINCOLN PARK BANCORP AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2006 AND DECEMBER 31, 2005
(CONT'D.)

         Total deposits increased $207,000 or .38% to $54.6 million at June 30, 2006 from $54.4 million at December 31, 2005. The increase in deposits was due to a management decision to be more competitive with deposit rates. Advances from FHLB increased $2.4 million or 9.6% to $28.0 million at June 30, 2006 when compared with $25.5 million at December 31, 2005. The proceeds from new advances were used to fund loan originations.

         Other liabilities decreased $205,000 or 67.0% to $100,000 at June 30, 2006 when compared to $305,000 at December 31, 2005. The decrease was primarily due to the debit balances in tax accounts.

         Stockholders' equity totaled $13.2 million and $13.4 million at June 30, 2006 and December 31, 2005, respectively, reflecting net income of $181,000 for the six months ended June 30, 2006, offset by the purchase of stock in the amount of $ 356,000 for the restricted stock plan.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2006
AND 2005

         GENERAL. Net income decreased by $69,000, or 42.0%, to $95,000 for the three months ended June 30, 2006, from $164,000 for the three months ended June 30, 2005. The decrease in net income reflects increases in interest expense, provision for loan losses, and an increase in non-interest expenses, partially offset by an increase in total interest income.

         INTEREST INCOME. Interest income increased $135,000, or 12.3%, to $1.2 million for the three months ended June 30, 2006, from $1.1 million for the three months ended June 30, 2005. The increase in interest income is due to increases of $133,000 in interest income from loans, and $2,000 in interest income from other interest earning assets.

         Interest income from loans increased by $133,000, or 16.26%, to $954,000 for the three months ended June 30, 2006, from $820,000 for the three months ended June 30, 2005. The increase was due to an $8.0 million or 13.4% increase in the average balance of loans to $68.2 million in 2006 from $60.2 million in 2005 and an increase in the average yield to 5.59% from 5.45%. Interest income from securities, including available for sale and held to maturity, remained unchanged at $262,000 for the three months ended June 30, 2006, and for the three months ended June 30, 2005. The average yield on these securities increased to 4.57 % for the three months ended June 30, 2006 as compared to 4.42% for the three months ended June 30, 2005, sufficient to offset a decrease in the average balance of $ 751,000. The average balance of securities was $23.0 million during the three months ended June 30, 2006 as compared to $23.7 million for the three months ended June 30, 2005. Interest income from other interest-earning assets increased $2,000, or 17.4% to $16,000 for the three months ended June 30, 2006, from $14,000 for the three months ended June 30, 2005. The increase in interest income from other interest-earning assets was due to an increase in the average yield to 4.3 % in 2006 from 3.14% in 2005, sufficient to offset a decrease in the average balance to $1.5 million in 2006 from $1.8 million in 2005.

         INTEREST EXPENSE. Total interest expense increased $229,000, or 57.4%, to $627,000 for the three months ended June 30, 2006, from $398,000 for the three months ended June 30, 2005. The interest expense on interest-bearing deposits increased by $99,000 or 40.2% to $344,000 in 2006 when compared with $245,000 in the comparable 2005 period. The increase in interest expense on deposits resulted from an increase in the average cost of interest-bearing deposits to 2.55% from 1.78%, reflecting increasing market interest rates during the period between the comparable quarters. Partially offsetting this increase was a decrease in the average balance of interest-bearing deposits to $54.0 million in 2006 from $55.0 million in 2005.

                       LINCOLN PARK BANCORP AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005 (CONT'D.)

         The interest expense on borrowed money increased $130,000 or 85.0% to $283,000 in 2006 from $153,000 in the comparable 2005 period. The increase resulted from an increase of $8.0 million in the average balance of borrowed money to $26.7 million in 2006 from $18.6 million in 2005 and an increase in cost of borrowed money to 4.25% in 2006 from 3.28% in 2005.

         NET INTEREST INCOME. Net interest income decreased $93,000, or 13.3%, to $605,000 for the three months ended June 30, 2006 from $698,000 for the three months ended June 30, 2005. Our interest rate spread decreased to 2.21% in 2006 from 2.96% in 2005, reflecting a 95 basis points increase in the cost of our interest bearing liabilities that exceeded a 20 basis point increase in yield on interest-earning assets. Our net interest margin decreased to 2.61% from 3.26%.

         PROVISION FOR LOAN LOSSES. We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, a provision of $116 for loan losses was required for the three months ended June 30, 2006. Management recovered $9,000 in provision for loan losses for the three months ended June 30, 2005. We had no charge-offs during the three month periods ended June 30, 2006 and 2005. We used the same methodology and generally similar assumptions in assessing the allowance for both periods. The allowance for loan losses was $162,000, or 0.23% of gross loans outstanding at June 30, 2006, as compared with $174,000, or 0.28% of gross loans outstanding at June 30, 2005. The level of the allowance is based on estimates, and the ultimate losses may vary from the estimates.

         NON-INTEREST INCOME. Non-interest income decreased 23.1%, to $25,000 for the three months ended June 30, 2006, as compared to $32,000 for the three months ended June 30, 2005. The primary reason for the decrease in non-interest income was a decrease of $7,000 in fees and service charges.

         NON-INTEREST EXPENSES. Non-interest expenses were $476,000 and $469,000 for the three months ended June 30, 2006 and 2005, respectively, representing an increase of $7,000 or 1.4%. The increase in non-interest expenses is due to increases of $8,000 in salary expenses, and $6,000 in equipment, offset by a decrease of $6,000 in advertising expenses.

         Advertising expenses decreased $6,000 or 36.1% to $11,000 in 2006 from $16,000 in 2005. Equipment expenses increased $6,000 or 12.0% to $56,000 in 2006 from $50,000 in 2005.

                       LINCOLN PARK BANCORP AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005 (CONT'D.)

         INCOME TAX EXPENSE. The provision for income taxes decreased to $59,000 for the three months ended June 30, 2006 from $106,000 for the three months ended June 30, 2005. The decrease in the provision for income taxes is primarily due to a decrease of $116,000 in income before income taxes to $153,000 for the three months ended June 30, 2006, as compared to $270,000 for the three months ended June 30, 2005.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

         GENERAL. Net income decreased $103,000, or 36.2%, to $181,000 for the six months ended June 30, 2006, compared with $284,000 for the same 2005 period. The decrease in net income during the 2006 period resulted primarily from an increase in interest expense and non-interest expense, partially offset by increases in total interest income and decreases in income taxes.

         INTEREST INCOME. Interest income increased $284,000 or 13.3%, to $2.4 million for the six months ended June 30, 2006, from $2.1 million for the six months ended June 30, 2005. The increase in interest income was primarily due to an increase of $276,000 in interest income from loans.

         Interest income from loans increased by $276,000, or 17.4%, to $1.9 million for the six months ended June 30, 2006, from $1.6 million for the same 2005 period. The increase was due to an $8.0 million or 13.6% increase in the average balance of loans to $67.0 million in 2006 from $59.0 million in 2005. The average yield on loans increased to 5.54% in 2006 from 5.37% in 2005. Interest income from securities, including available for sale and held to maturity, increased $7,000, or 1.3%, to $527,000 for the six months ended June 30, 2006, from $520,000 for the six months ended June 30, 2005. The average balance of securities decreased to $23.0 million in 2006 when compared to $23.7 million in 2005. The decrease in the average balance of securities was offset by an increase of 19 basis points in the average yield. The average yield on securities for the six months ended June 30, 2006 was 4.59% when compared to 4.40% for the same period in 2005. Interest income from other interest-earning assets increased $2,000 or 5.6% to $27,000 for the six months ended June 30, 2006 when compared to $25,000 for the six months ended June 30, 2005. The average balance of other interest earning assets decreased to $1.7 million during the six months ended June 30, 2006, when compared to $2.3 million during the six months ended in June of 2005, partially offset by an increase in the average yield. The average yield on other interest earning assets for the six months ended June 30, 2006 was 3.14% when compared to 2.20 % for the same period in 2005.

         INTEREST EXPENSE. Total interest expense increased $420,000, or 55.0%, to $1.2 million for the six months ended June 30, 2006, from $766,000 for the six months ended June 30, 2005. The interest expense on interest-bearing deposits increased by $175,000 or 36.6% to $653,000 in 2006 when compared with $478,000 in the comparable 2005 period. The increase in interest expense resulted from an increase in the average cost of interest-bearing deposits to 2.43% from 1.73%, reflecting an increase in market interest rates during the period between the comparable periods. Partially offsetting this increase was a decrease in the average balance of interest-bearing deposits to $53.7 million in 2006 from $55.4 million in 2005. The interest expense on borrowed money increased $245,000 or 85.0% to $533,000 in 2006 from $288,000 in the comparable 2005 period. The increase resulted from an increase of $8.2 million in the average balance of borrowed money to $25.9 million in 2006 from $17.7 million in 2005, as well as an increase of 87 basis points in the cost of borrowed money to 4.12% in 2006 from 3.25% in 2005.

                       LINCOLN PARK BANCORP AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (CONT'D.)

         NET INTEREST INCOME. Net interest income decreased $136,000, or 10.0%, to $1.2 million for the six months ended June 30, 2006 from $1.4 million for the six months ended June 30, 2005. Our interest rate spread decreased to 2.28% in 2006 from 2.92% in 2005, reflecting an increase of 88 basis points in the cost of our interest-bearing liabilities that exceeded an increase of 25 basis points in the yield on interest-earning assets. Our net interest margin decreased to 2.68% from 3.21%. The decrease was primarily due to an increase in total interest expense of $420,000, which was partially offset by an increase of $284,000 in total interest income.

         PROVISION FOR LOAN LOSSES. Based on our evaluation, we recorded provision for loan losses of $3,600 for the six months ended June 30, 2006, and $18,000 for the six months ended June 30, 2005. We had no charge-offs during the six month periods ended June 30, 2006 and 2005. We used the same methodology and generally similar assumptions in assessing the allowance for both periods. The allowance for loan losses was $162,000, or 0.23% of gross loans outstanding at June 30, 2006, as compared with $174,000, or 0.28% of gross loans outstanding at June 30, 2005. The level of the allowance is based on estimates, and the ultimate losses may vary from the estimates.

         NON-INTEREST INCOME. Non-interest income increased $10,000, or 21.0%, to $58,000 for the six months ended June 30, 2006, as compared to $48,000 for the six months ended June 30, 2005. The increase in non-interest income was primarily due to a gain of $10,000 on the sale of available for sale securities, as compared to a loss of $7,000 on the call of securities held to maturity in 2005. Fees and service charges and other miscellaneous income decreased by $7,000 or 13.2% for the six months ended June 30, 2006 when compared with the same period in June 2005.

         NON-INTEREST EXPENSES. Non-interest expenses were $990,000 and $928,000 for the six months ended June 30, 2006 and 2005, respectively, representing an increase of $62,000 or 6.7%. The increase in non-interest expenses was primarily due to increases of $45,000 in other non-interest expense, $19,000 in salaries and employee benefits and $14,000 in equipment expense. This increase was offset by decreases of $9,000 in advertising expenses and $7,000 in occupancy expense.

         Miscellaneous expenses increased $45,000 or 13.4% to $380,000 in 2006 from $335,000 in 2005, primarily due to expenses associated with the implementation of the stock-based incentive plan, directors' retirement plan, and additional legal expenses.

         INCOME TAX EXPENSE. The provision for income taxes decreased to $111,000 for the six months ended June 30, 2006 from $182,000 for the six months ended June 30, 2005. The decrease in the provision for income taxes is primarily due to a decrease in income before income taxes of $173,000 to $292,000 for the six months ended June 30, 2006, as compared to $466,000 for the six months ended June 30, 2005.

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

         We have emphasized the origination of fixed-rate mortgage loans for retention in our portfolio in order to maximize our net interest income. We accept increased exposure to interest rate fluctuations as a result of our investment in such loans. In a period of rising interest rates, our net interest rate spread and net interest income may be negatively affected. In addition, we have sought to manage and mitigate our exposure to interest rate risks in the following ways:

     o We maintain moderate levels of short-term liquid assets. At June 30, 2006, our short-term liquid assets totaled $3.0 million;

     o We originate for portfolio adjustable-rate mortgage loans and adjustable home equity lines of credit. At June 30, 2006, our adjustable-rate mortgage loans totaled $14.7 million and our adjustable home equity lines of credit totaled $6.5 million;

     o We attempt to increase the maturity of our liabilities as market conditions allow. In particular, since 2004, we have emphasized intermediate- to long-term FHLB advances as a source of funds. At June 30, 2006 we had $5.5 million of FHLB advances with terms to maturity of between three and fifteen years; and

     o We invest in securities with step-up rate features providing for increased interest rates prior to maturity according to a pre-determined schedule and formula. However, these step-up rates may not keep pace with rising interest rates in the event of a rapidly rising rate environment. In addition, these investments may be called at the option of the issuer.

         Net Portfolio Value. The Company utilizes an outside vendor to prepare the computation of accounts by which the net present value of the Bank's cash flow from assets, liabilities and off-balance sheet items (the Bank's net portfolio value or "NPV") would change in the event of a range of assumed changes in market interest rates. The vendor provides the Company with an interest rate sensitivity report of net portfolio value by utilizing a simulation model that uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of net portfolio value. The model estimates the economic value of each type of assets, liability and off-balance sheet contracts under the assumption that the yield curve increases or decreases instantaneously by 100 and 200 basis points. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 5% would mean, for example, a 200 basis point increase in the change of interest rates.

                       LINCOLN PARK BANCORP AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

MANAGEMENT OF MARKET RISK (CONT'D.)

         The following table sets forth the Bank's NPV as of June 30, 2006, the most recent date the Bank's NPV was calculated.


      CHANGE IN                      NET PORTFOLIO VALUE
---------------------  ----------------------------------------------  NET PORTFOLIO VALUE AS A PERCENTAGE
INTEREST RATES                                                              OF PRESENT VALUE OF ASSETS
---------------------                                                 -------------------------------------
   (BASIS POINTS)
---------------------
                         ESTIMATED       AMOUNT OF       PERCENT OF      NPV RATIO       CHANGE IN BASIS
                            NPV           CHANGE           CHANGE      -------------         POINTS
                       --------------  -------------- ---------------                  -------------------
                                                    (DOLLARS IN THOUSANDS)
        +200            $  12,796      $   (2,791)      (17.9)%           15.34%        (224)basis points
        +100               14,461          (1,126)       (7.2)            16.64          (94)basis points
          0                15,857              --          --             17.58           -- basis points
        -100               17,065           1,478         9.5             18.25           67 basis points
        -200               17,870           2,283        14.6             18.50           92 basis points

         The table above indicates that at June 30, 2006 in the event of a 200 basis point decrease in interest rates, we would experience a 14.6% increase in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience a 17.9% decrease in net portfolio value.

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

                       LINCOLN PARK BANCORP AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES (CONT'D.)

The primary sources of investing activity are lending and the purchase of mortgage-backed securities. Net loans amounted to $69.0 million and $66.4 million at June 30, 2006 and December 31, 2005, respectively. Securities available for sale totaled $2.5 million and $3.0 million at June 30, 2006 and December 31, 2005, respectively. Securities held to maturity totaled $19.0 million and $18.8 million at June 30, 2006 and December 31, 2005, respectively. In addition to funding new loan production and securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans, mortgage-backed securities, and borrowings from FHLB.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At June 30, 2006 advances from the FHLB amounted to $28.0 million.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At June 30, 2006, the Bank had outstanding commitments to originate loans of $704,000, and unused lines of credit of $8.4 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2006, totaled $19.5 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank.

The following table sets forth the Bank's capital position at June 30, 2006, as compared to the minimum regulatory capital requirements:

                                                                                                        To Be Well
                                                                                                       Capitalized
                                                                                                       Under Prompt
                                                                        Minimum Capital                 Corrective
                                               Actual                     Requirements              Actions Provisions
                                       ----------------------        ---------------------        ---------------------
                                        Amount          Ratio          Amount        Ratio          Amount        Ratio
                                       -------        -------        -------      --------        -------       -------
                                                                     (dollars in thousands)

Total Capital
  (to risk-weighted assets)            $ 9,577         18.54%        $ 4,133         8.00%        $ 5,166        10.00%

Tier 1 Capital
  (to risk-weighted assets)              9,415         18.23%              -            -           3,099         6.00%

Core (Tier 1) Capital
  (to average total assets)              9,415         10.23%          3,683         4.00%          4,603         5.00%

Tangible Capital
  (to adjusted average assets)           9,415         10.23%          1,381         1.50%              -            -

                       LINCOLN PARK BANCORP AND SUBSIDIARY
                             CONTROLS AND PROCEDURES
                       -----------------------------------


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

                           PART II - OTHER INFORMATION


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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
        -----------------------------------------------------------

        a)   Not applicable

        b)   Not applicable

        c) Information regarding the Company's purchases of its equity securities (common stock) during the three months ended June 30, 2006 is summarized below:

-------------------------------- ------------------- ------------------- ---------------------- ----------------------
                                 Total Number        Average Price       Total Number of        Maximum
                                 of Shares           Paid For            Shares Purchased       Number of Shares
                                 Purchased           Shares              Under a Publicly       That May Yet Be
                                                                         Announced              Purchased Under
                                                                         Repurchase Plan        Repurchased Plan
-------------------------------- ------------------- ------------------- ---------------------- ----------------------
April 1 - April 30                   -                   -                   -                       -
-------------------------------- ------------------- ------------------- ---------------------- ----------------------
May 1 - May 31                     17,584            $10.11                17,584                    -
-------------------------------- ------------------- ------------------- ---------------------- ----------------------
June 1 - June 30                     -                  -                     -                      -
-------------------------------- ------------------- ------------------- ---------------------- ----------------------

             As of June 30, 2006, the Company has purchased 36,289 shares to fund the restricted stock of the Company's 2005 Stock-Based Incentive Plan.


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

ITEM 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        The annual meeting of stockholders of the registrant was held on April 20, 2006. At the meeting, the stockholders elected David G. Baker and John F. Feeney to three-year terms as directors of the Company. Also at the meeting, Beard Miller Company LLP was ratified as the Company's independent auditors. The results of the voting for each matter considered were as follows:

        (a) The election as director to serve for a term of three years until a successor has been elected and qualified.

                                           FOR             WITHHELD
                                        ---------          --------
              David G. Baker            1,748,391           42,202
              John F. Feeney            1,748,526           42,067

                              LINCOLN PARK BANCORP



        (b) The appointment of Beard Miller Company LLP as auditors of the Company for the fiscal year ending December 31, 2006.

                             FOR            WITHHELD        ABSTAIN
                          --------------    --------        -------
                          1,788,093          2,000            -0-

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






                                         LINCOLN PARK BANCORP


Date:    AUGUST 14, 2006                     /s/ EDITH M. PERROTTI
      ---------------------              ------------------------------
                                             Edith M. Perrotti
                                             Interim President and Chief
                                             Executive Officer


Date:    AUGUST 14, 2006                     /s/ NANDINI MALLYA
      ---------------------              ------------------------------
                                              Nandini Mallya
                                              Vice President and Treasurer
                                      (Principal Accounting Officer and
                                        Interim Chief Financial Officer)