Form 10KSB/A
period 2005-12-30
Lincoln Park Bancorp
filed 2006-10-31
CIK 1294206

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2005
                                       OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission File Number: 000-51078

                              Lincoln Park Bancorp
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

                    Federal                                    61-1479859
  -------------------------------------------------        ------------------
  (State or Other Jurisdiction of Incorporation or )         (I.R.S. Employer
   Organization )                                         Identification Number)

      31 Boonton Turnpike, Lincoln Park, New Jersey                  07035
      ---------------------------------------------             --------------
         (Address of Principal Executive Office)                  (Zip Code)

                       (973) 694-0330 (Issuer's Telephone
                       -----------------------------------
                           Number including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                      ----

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

(1)  YES X   .    NO          .
        -----         --------

(2)  YES X   .    NO          .
        -----         --------

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

         YES                        NO               X
            ---------------                 ------------------

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

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders (Parts II and IV)
2. Proxy Statement for the 2006 Annual Meeting of Stockholders (Part III)

                     EXPLANATORY NOTE: REASON FOR AMENDMENT


Lincoln Park Bancorp (the "Company") is filing this amendment to its Annual Report on Form 10-KSB for the year ended December 31, 2005 in order to revise its presentation of net income per common share. There have been no changes to previously reported total net income for any period. Only share and per share amounts are being restated.


The effective date of the Company's mutual holding company reorganization and initial public offering (the "IPO") was December 16, 2004, and a total of 1,851,500 shares were issued, including 851,690 shares issued to the public and 999,810 shares issued to Lincoln Park Bancorp, MHC, the mutual holding company parent of the Company.


In the Company's Form 10-KSB for the year ended December 31, 2005 previously filed with the Securities and Exchange Commission ("SEC"), the basic and diluted net income per share for 2004 was calculated based upon income for the entire year and as if all of the shares issued on December 16, 2004 had been outstanding for the entire year.


The Company is restating its share and per share computations for the year ended December 31, 2004 as follows: (1) as to the 999,810 shares issued to Lincoln Park Bancorp, MHC on December 16, 2004 in connection with the Company's reorganization and IPO, the Company has determined that such shares of stock shall be treated as having been outstanding for all periods presented; and (2) as to the 851,690 shares issued to the public on December 16, 2004, the Company has determined that such shares shall be treated as having been outstanding only from the date such shares were issued, December 16, 2004.

ITEM 7.           Financial Statements
--------------------------------------

         The Company's consolidated financial statements are contained in this amended Annual Report on Form 10-KSB/A immediately following Item 13.

ITEM 13.          Exhibits
--------------------------

(a) Financial Statements
    --------------------

(A) Independent Auditors' Report

(B) Consolidated Statements of Financial Condition

(C) Consolidated Statements of Income

(D) Consolidated Statements of Comprehensive Income

(E) Consolidated Statements of Changes In Stockholders' Equity

(F) Consolidated Statements of Cash Flows

(G) Notes to Consolidated Financial Statements

(b) Financial Statement Schedules
    -----------------------------

(c) Exhibits.
    ---------

23       Consent of Beard Miller Company LLP
31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002
32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99       Selected Financial Data

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Lincoln Park Bancorp and Subsidiary
Lincoln Park, New Jersey


         We have audited the accompanying consolidated statements of financial condition of Lincoln Park Bancorp and Subsidiary (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lincoln Park Bancorp and Subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                                    /s/ Beard Miller Company LLP

Beard Miller Company LLP
Pine Brook, New Jersey
January 27, 2006

LINCOLN PARK BANCORP AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                                         December 31,
                                                                                              -----------------------------------
                                                                                                   2005                  2004
                                                                                              ------------           ------------
                                     ASSETS
     Cash and amounts due from depository institutions                                        $  1,627,946           $  1,494,902
     Interest-bearing deposits                                                                     688,232              4,403,386
                                                                                              ------------           ------------

         Cash and Cash Equivalents                                                               2,316,178              5,898,288

     Term deposits                                                                                 580,629                 80,778
     Securities available for sale                                                               3,002,336              4,316,440
     Securities held to maturity                                                                18,817,087             17,043,185
     Loans receivable, net of allowance for loan losses 2005 $158,500; 2004 $156,000            66,383,298             57,154,277
     Premises and equipment                                                                        883,848                919,931
     Federal Home Loan Bank of New York stock                                                    1,264,500                807,200
     Interest receivable                                                                           448,172                397,033
     Other                                                                                         262,209                 81,689
                                                                                              ------------           ------------

         Total Assets                                                                         $ 93,958,257           $ 86,698,821
                                                                                              ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

     Deposits                                                                                 $ 54,366,814           $ 57,216,074
     Advances from Federal Home Loan Bank of New York                                           25,533,730             16,143,198
     Advance payments by borrowers for taxes and insurance                                         364,785                355,761
     Other                                                                                         305,390                156,417
                                                                                              ------------           ------------

         Total Liabilities                                                                      80,570,719             73,871,450
                                                                                              ------------           ------------

STOCKHOLDERS' EQUITY
     Preferred stock; no par value; 1,000,000 shares authorized; none issued or
         outstanding                                                                                  --                     --
     Common stock; $0.01 par value; 5,000,000 shares authorized; 1,851,500 shares
         issued and outstanding                                                                     18,515                 18,515
     Paid-in capital                                                                             7,776,418              7,783,602
     Retained earnings - substantially restricted                                                5,982,726              5,409,484
     Unearned ESOP shares                                                                         (366,220)              (385,580)
     Accumulated other comprehensive income (loss)                                                 (23,901)                 1,350
                                                                                              ------------           ------------

         Total Stockholders' Equity                                                             13,387,538             12,827,371
                                                                                              ------------           ------------

         Total Liabilities and Stockholders' Equity                                           $ 93,958,257           $ 86,698,821
                                                                                              ============           ============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
--------------------------------------------------------------------------------

LINCOLN PARK BANCORP AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME

                                                                                Years Ended December 31,
                                                                           ---------------------------------
                                                                               2005                  2004
                                                                           -----------           -----------
INTEREST INCOME
   Loans                                                                   $ 3,330,933           $ 2,814,168
   Securities                                                                1,039,959               868,227
   Other interest-earning assets                                                46,652                36,928
                                                                           -----------           -----------

       Total Interest Income                                                 4,417,544             3,719,323
                                                                           -----------           -----------

INTEREST EXPENSE
   NOW and money market                                                        144,498               137,209
   Savings and club                                                            169,934               176,466
   Certificates of deposit                                                     717,985               609,996
   Borrowings                                                                  689,391               439,203
                                                                           -----------           -----------

       Total Interest Expense                                                1,721,808             1,362,874
                                                                           -----------           -----------

       Net Interest Income                                                   2,695,736             2,356,449

PROVISION FOR LOAN LOSSES                                                        6,017                30,363
                                                                           -----------           -----------

       Net Interest Income after Provision for Loan Losses                   2,689,719             2,326,086
                                                                           -----------           -----------

NON-INTEREST INCOME
   Fees and service charges                                                     80,581                89,481
   Loss on calls of term deposits and securities held to maturity               (7,239)               (1,879)
   Other                                                                        26,764                22,242
                                                                           -----------           -----------

       Total Non-Interest Income                                               100,106               109,844
                                                                           -----------           -----------

NON-INTEREST EXPENSES
   Salaries and employee benefits                                              775,706               820,746
   Occupancy expense of premises                                               125,445               110,065
   Equipment                                                                   216,144               187,392
   Advertising                                                                  49,174                30,187
   Federal insurance premium                                                     7,944                 8,578
   Other                                                                       668,581               612,458
                                                                           -----------           -----------

       Total Non-Interest Expenses                                           1,842,994             1,769,426
                                                                           -----------           -----------

       Income before Income Taxes                                              946,831               666,504

INCOME TAXES                                                                   370,442               261,882
                                                                           -----------           -----------

       Net Income                                                          $   576,389           $   404,622
                                                                           ===========           ===========

NET INCOME PER SHARE - BASIC AND DILUTED (2004 RESTATED)                   $      0.32           $      0.39
                                                                           ===========           ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
   BASIC AND DILUTED (2004 RESTATED)                                         1,818,426             1,036,019
                                                                           ===========           ===========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
--------------------------------------------------------------------------------

LINCOLN PARK BANCORP AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                            Retained                    Accumulated
                                                                           Earnings -      Unearned        Other
                                                Common        Paid-in     Substantially      ESOP       Comprehensive
                                                 Stock        Capital       Restricted      Shares      Income (Loss)     Total
                                              ------------  ------------   ------------   ------------   ------------  ------------
BALANCE - DECEMBER 31, 2003                   $       --    $       --     $  5,104,900   $       --     $     25,428  $  5,130,328
                                                                                                                       ------------
     Comprehensive income:
         Net income                                   --            --          404,622           --             --         404,622
         Other comprehensive income (loss),
              net of income taxes -
              unrealized
              holding (loss) on securities
              available for sale, net of
              deferred
              income taxes of $16,100                 --            --             --             --          (24,078)      (24,078)
                                                                                                                       ------------

         Total Comprehensive Income                                                                                         380,544
                                                                                                                       ------------

     Net proceeds of initial public stock
         offering                                   18,515     7,783,602           --             --             --       7,802,117
     Common stock acquired by ESOP                    --            --             --         (387,193)          --        (387,193)
     Initial capitalization of mutual
         holding company                              --            --         (100,000)          --             --        (100,000)
     ESOP shares committed to be released             --            --              (38)         1,613           --           1,575
                                              ------------  ------------   ------------   ------------   ------------  ------------

BALANCE - DECEMBER 31, 2004                         18,515     7,783,602      5,409,484       (385,580)         1,350    12,827,371
                                                                                                                       ------------

     Comprehensive income:
         Net income                                   --            --          576,389           --             --         576,389
         Other comprehensive income (loss),
              net of income taxes -
              unrealized
              holding (loss) on securities
              available for sale, net of
              deferred
              income taxes of $16,891                 --            --             --             --          (25,251)      (25,251)
                                                                                                                       ------------

         Total Comprehensive Income                                                                                         551,138
                                                                                                                       ------------

     Restricted stock earned                          --             841           --             --             --             841
     Additional cost of initial public
         stock offering                               --          (8,025)          --             --             --          (8,025)
     ESOP shares committed to be released             --            --           (3,147)        19,360           --          16,213
                                              ------------  ------------   ------------   ------------   ------------  ------------

BALANCE - DECEMBER 31, 2005                   $     18,515  $  7,776,418   $  5,982,726   $   (366,220)  $    (23,901) $ 13,387,538
                                              ============  ============   ============   ============   ============  ============



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
--------------------------------------------------------------------------------

LINCOLN PARK BANCORP AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   Years Ended December 31,
                                                                                              -----------------------------------
                                                                                                  2005                   2004
                                                                                              ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                                 $    576,389           $    404,622
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation of premises and equipment                                                     64,335                 65,936
         Amortization and accretion, net                                                            45,873                 55,621
         Loss on call of a security available for sale                                               7,239                   --
         Loss on calls of term deposits and securities held to maturity                               --                    1,879
         Provision for loan losses                                                                   6,017                 30,363
         (Increase) in interest receivable                                                         (51,139)               (41,152)
         (Increase) in other assets                                                               (166,515)               (41,346)
         Increase in accrued interest payable                                                       25,008                 16,822
         Deferred income taxes                                                                      (3,951)                (3,148)
         Increase (decrease) in other liabilities                                                  131,931                (20,518)
         ESOP shares committed to be released                                                       16,213                  1,575
         Restricted stock earned                                                                       841                   --
                                                                                              ------------           ------------
         Net Cash Provided by Operating Activities                                                 652,241                470,654
                                                                                              ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of term deposits                                                                     (495,000)                  --
   Proceeds from maturities and calls of term deposits                                                --                  984,000
   Purchases of securities available for sale                                                      (78,457)                  --
   Proceeds from maturities and calls of securities available for sale                           1,300,000              1,350,000
   Principal repayments on securities available for sale                                            45,969                 87,407
   Purchases of securities held to maturity                                                     (3,960,000)            (6,722,781)
   Proceeds from maturities and calls of securities held to maturity                             1,785,000              2,575,000
   Principal repayments on securities held to maturity                                             392,359                602,139
   Net increase in loans receivable                                                             (9,279,812)            (8,306,146)
   Additions to premises and equipment                                                             (28,252)               (45,269)
   Purchase of Federal Home Loan Bank of New York stock                                           (629,600)              (468,300)
   Redemption of Federal Home Loan Bank of New York stock                                          172,300                230,600
                                                                                              ------------           ------------
         Net Cash Used in Investing Activities                                                 (10,775,493)            (9,713,350)
                                                                                              ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net (decrease) in deposits                                                                   (2,850,389)               (74,345)
   Proceeds of advances from the Federal Home Loan Bank of New York                             35,375,000             15,800,000
   Repayments of advances from the Federal Home Loan Bank of New York                          (25,984,468)           (11,046,279)
   Increase in advance payments by borrowers for taxes and insurance                                 9,024                 64,216
   Net proceeds from initial public stock offering                                                  (8,025)             7,802,117
   Common stock acquired by ESOP                                                                      --                 (387,193)
   Initial capitalization of Mutual Holding Company                                                   --                 (100,000)
                                                                                              ------------           ------------
         Net Cash Provided by Financing Activities                                               6,541,142             12,058,516
                                                                                              ------------           ------------
         Net Increase (Decrease) in Cash and Cash Equivalents                                   (3,582,110)             2,815,820

CASH AND CASH EQUIVALENTS - BEGINNING                                                            5,898,288              3,082,468
                                                                                              ------------           ------------
CASH AND CASH EQUIVALENTS - ENDING                                                            $  2,316,178           $  5,898,288
                                                                                              ============           ============
SUPPLEMENTARY CASH FLOWS INFORMATION
   Income taxes paid                                                                          $    263,741           $    315,068
                                                                                              ============           ============
   Interest paid                                                                              $  1,696,800           $  1,346,052
                                                                                              ============           ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
--------------------------------------------------------------------------------

LINCOLN PARK BANCORP AND SUBSIDIARY
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - RESTATEMENT

Management has determined that the 999,810 shares of stock issued to Lincoln Park MHC in connection with the Company's reorganization on December 16, 2004 (see Note 3 to Consolidated Financial Statements), in connection with the Company's initial public offering ("IPO"), is similar to that of a stock dividend or stock split and, therefore, net income per share for those shares should be retroactively restated for all periods presented. In addition, management has determined that the 851,690 shares issued to the public shareholders are to be considered outstanding as of the date of the IPO, December 16, 2004. Management had originally treated all stock issued in the IPO as if it had been outstanding as of the first day of the year of issuance and included net income for the entire period in its calculation of earnings per share. This restatement affects only the earnings per share and weighted average number of common shares outstanding calculation for year ended December 31, 2004. A summary of the restatement is as follows:

                                                                                Year Ended December 31, 2004
                                                                           ----------------------------------
                                                                           As Originally
                                                                               Stated             As Restated
                                                                          -------------          -------------
          Net income per share - basic and diluted                        $        0.22          $        0.39

          Weighted average number of common shares outstanding -
               basic and diluted                                              1,845,112              1,036,019

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

     The primary business of Lincoln Park Bancorp (the "Company") is the ownership and operation of Lincoln Park Savings Bank (the "Savings Bank"). The Savings Bank was founded in 1923 and is a New Jersey chartered institution primarily serving the counties of Morris and Passaic. The Savings Bank's business consists principally of obtaining deposits from the general public in our market area and using those funds to originate loans, primarily residential mortgage loans, and purchase securities.

Basis of Consolidated Financial Statement Presentation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Savings Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statement of financial condition and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates. A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses. Management believes that the allowance for loan losses appropriately reflects loan losses which are probable and estimable at each period reported. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the market area.


--------------------------------------------------------------------------------

LINCOLN PARK BANCORP AND SUBSIDIARY
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Consolidated Financial Statement Presentation (Continued)

     In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Savings Bank's allowance for loan losses. Such agencies may require the Savings Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Cash and Cash Equivalents

     Cash and cash equivalents include cash and amounts due from depository institutions and interest-bearing deposits having original maturities of three months or less.

Securities Available for Sale and Held to Maturity

     Investments in debt securities over which there exists a positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings.

     Debt and equity securities not classified as trading securities nor as held-to-maturity securities are classified as available for sale securities and reported at fair value, with unrealized holding gains or losses, net of applicable deferred income taxes, reported in the accumulated other comprehensive income (loss) component of stockholders' equity.

     On a quarterly basis, the Company makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. The Company considers many factors including the severity and duration of the impairment; the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value; recent events specific to the issuer or industry; and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be other-than temporary are written down to fair value with the write-down recorded as a realized loss.

     Premiums and discounts on all securities are amortized/accreted to maturity using the interest method. Interest and dividend income on securities, which includes amortization of premiums and accretion of discounts, is recognized in the financial statements when earned. Gains or losses on sales are recognized based on the specific identification method.

Loans Receivable

     Loans receivable are carried at unpaid principal balances plus net deferred loan origination costs, less the allowance for loan losses. Interest with respect to loans other than nonaccrual loans is accrued on the principal amount outstanding and credited to interest income as earned using the interest method. Loan origination fees and certain direct loan origination costs are deferred and amortized to interest income as an adjustment of yield over the contractual lives of the related loans.

--------------------------------------------------------------------------------

LINCOLN PARK BANCORP AND SUBSIDIARY
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loans Receivable (Continued)

     Recognition of interest by the accrual method is generally discontinued when interest or principal payments are ninety days or more in arrears on a contractual basis, or when other factors indicate that the collection of such amounts is doubtful. At the time a loan is placed on nonaccrual status, an allowance for uncollected interest is recorded in the current period for previously accrued and uncollected interest. Interest on such loans, if appropriate, is recognized as income when payments are received. A loan is returned to accrual status when interest or principal payments are no longer ninety days or more in arrears on a contractual basis and factors indicating doubtful collectibility no longer exist.

Allowance for Loan Losses

     An allowance for loan losses is maintained at a level considered necessary to absorb loan losses inherent in the loan portfolio. The allowance is decreased by loan charge-offs, increased by subsequent recoveries of loans previously charged off, and then adjusted, via either a charge or credit to operations, to an amount determined by management to be necessary. Loans, or portions thereof, are charged off when, after collection efforts are exhausted, they are determined to be uncollectible. Management of the Savings Bank, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of its loan activities, along with the general economic and real estate market conditions. The Savings Bank utilizes a two tier approach: (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of its loan portfolio. The Savings Bank maintains a loan review system which allows for a periodic review of its loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, types of collateral and financial condition of the borrowers.

     Specific loan loss allowances are established for identified loans based on a review of such information and/or appraisals of the underlying collateral. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management's judgment. Although management believes that necessary specific and general allowances for loan losses are established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may be necessary.

     Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan evaluated for impairment is deemed to be impaired when, based on current information and events, it is probable that the Savings Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. The Savings Bank does not aggregate such loans for evaluation purposes. Payments received on impaired loans are applied first to accrued interest receivable and then to principal. The Savings Bank did not have, during the periods covered in the consolidated financial statements, any loans deemed to be impaired.

Concentration of Risk

     The Savings Bank's lending activity is concentrated in loans secured by real estate located in the State of New Jersey.

--------------------------------------------------------------------------------

LINCOLN PARK BANCORP AND SUBSIDIARY
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Premises and Equipment

     Land is carried at cost. Building, building improvements and furniture, fixtures and equipment are carried at cost, less accumulated depreciation. Depreciation charges are computed on the straight-line method over the following estimated useful lives:

                                                               Years
                                                               -----

               Building                                       30 - 50
               Building improvements                           5 - 25
               Furniture, fixtures and equipment               3 - 7

     Significant renovations and additions are charged to the property and equipment account. Maintenance and repairs are charged to expense in the period incurred.

Interest-Rate Risk

     The Savings Bank is principally engaged in the business of attracting deposits from the general public and using these deposits, together with other funds, to make loans secured by real estate and to purchase securities.

     The potential for interest-rate risk exists as a result of the generally shorter duration of the Savings Bank's interest-sensitive liabilities compared to the generally longer duration of its interest-sensitive assets. In a rising rate environment, liabilities will reprice faster than assets, thereby reducing net interest income. For this reason, management regularly monitors the maturity structure of the Savings Bank's interest-earning assets and interest-bearing liabilities in order to measure its level of interest-rate risk and to plan for future volatility.

Income Taxes

     The Company and the Savings Bank file a consolidated federal income tax return. Income taxes will be allocated based on the contribution of income to the consolidated income tax return. Separate state income tax returns will be filed.

     Federal and state income taxes have been provided on the basis of reported income. The amounts reflected on the tax returns differ from these provisions due principally to temporary differences in the reporting of certain items for financial reporting and income tax reporting purposes. The tax effect of these temporary differences is accounted for as deferred taxes applicable to future periods. Deferred income tax expense or benefit is determined by recognizing deferred tax assets and liabilities for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. The realization of deferred tax assets is assessed and a valuation allowance provided, when necessary, for that portion of the asset which is not likely to be realized. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize all deferred tax assets.

--------------------------------------------------------------------------------

LINCOLN PARK BANCORP AND SUBSIDIARY
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation Plans

     The Company, under a plan approved by its stockholders in 2005, has granted stock options to employees, officers and outside directors. See Note 13 for additional information as to option grants. The Company accounts for options granted using the intrinsic value method, in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No compensation expense has been reflected in net income for the options granted as all such grants have an exercise price equal to the market price of the underlying stock at the date of grant. The following table provides information as to net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", as amended, to all option grants for the year ended December 31, 2005.

         Net income as reported                                    $   576,389
         Total stock-based compensation expense, net of income
              taxes, included in reported net income                       841
         Total stock-based compensation expense, net of income
              taxes, that would have been included in the
              determination of net income if the fair value
              method had been applied to all grants                     (1,651)
                                                                   -----------

                Proforma Net Income                                $   575,579
                                                                   ===========

         Net income per common share, as reported:
              Basic                                                $       0.32
              Diluted                                                      0.32

         Proforma net income per common share:
              Basic                                                $       0.32
              Diluted                                                      0.32

        Net Income per Common Share

     Basic net income per common share is computed by dividing net income for the year by the weighted average number of shares of common stock outstanding, adjusted for unearned shares of the ESOP. Diluted net income per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effect of outstanding stock options and compensation grants, if dilutive, using the treasury stock method.

     The 999,810 shares issued to Lincoln Park MHC in connection with the Company's reorganization on December 16, 2004 (see Note 3 to Consolidated Financial Statements) in connection with the Company's initial public offering is similar to that of a stock dividend or stock split, therefore, net income per common share for those shares have been retroactively restated for all periods presented.

Reclassification

     Certain amounts for prior period have been reclassified to conform to the current period's presentation.

--------------------------------------------------------------------------------

LINCOLN PARK BANCORP AND SUBSIDIARY
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3 - REORGANIZATION AND STOCK OFFERING

Lincoln Park Savings and Loan Association (the "Association") completed its reorganization into a mutual holding company structure (the "Reorganization") on December 16, 2004. As a part of the Reorganization, the Association converted from a state chartered mutual savings and loan association to a state-chartered stock savings bank. The Savings Bank became a wholly-owned subsidiary of the Company, which became a majority-owned subsidiary of Lincoln Park MHC, a mutual holding company.

The Company issued a total of 1,851,500 shares of common stock on December 16, 2004, consisting of 999,810 shares (54%) issued to Lincoln Park MHC and the sale of 851,690 shares to eligible account holders of the mutual association. The net proceeds from the sale of shares amounted to $7,802,117, net of reorganization expenses of $714,783. The Employee Stock Ownership Plan ("ESOP") subsequently purchased, in the open market, 34,068 shares of Company stock at a cost of $387,193. The funds to purchase such stock were lent to the ESOP by the Company.

NOTE 4 - TERM DEPOSITS

                                                         December 31,
                                                  ------------------------
                                                    2005            2004
                                                  --------        --------

          Due within one year                     $396,000        $   --
          Due after one through five years         184,629          80,778
                                                  --------        --------

                                                  $580,629        $ 80,778
                                                  ========        ========

--------------------------------------------------------------------------------

LINCOLN PARK BANCORP AND SUBSIDIARY
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - SECURITIES AVAILABLE FOR SALE

                                                                  December 31, 2005
                                             -----------------------------------------------------------------
                                                                 Gross            Gross
                                             Amortized         Unrealized       Unrealized          Carrying
                                               Cost              Gains            Losses             Value
                                             ----------        ----------        ----------        ----------
U.S. Government Agencies:
     Due after one through five years        $  500,000        $     --          $    8,435        $  491,565
     Due after five through ten years         1,000,000               105            17,030           983,075
     Due after ten years                      1,000,000              --              16,400           983,600
                                             ----------        ----------        ----------        ----------

                                              2,500,000               105            41,865         2,458,240

Equity securities                                78,457             7,211             5,187            80,481

Mortgage-backed securities:
     Due after ten years                        112,978             1,456               333           114,101

Municipal bonds:
     Due after five through ten years           350,793               633             1,912           349,514
                                             ----------        ----------        ----------        ----------

                                             $3,042,228        $    9,405        $   49,297        $3,002,336
                                             ==========        ==========        ==========        ==========


                                                                December 31, 2004
                                             -----------------------------------------------------------------
                                                                 Gross            Gross
                                             Amortized         Unrealized       Unrealized          Carrying
                                               Cost              Gains            Losses             Value
                                             ----------        ----------        ----------        ----------
U.S. Government Agencies:
     Due after one through five years        $  500,000        $     --          $      625        $  499,375
     Due after five through ten years         1,000,000               390              --           1,000,390
     Due after ten years                      1,600,000              --              17,093         1,582,907
                                             ----------        ----------        ----------        ----------

                                              3,100,000               390            17,718         3,082,672

Corporate bonds:
     Due within one year                        703,410            11,223              --             714,633

Mortgage-backed securities:
     Due after ten years                        159,785             1,880               616           161,049

Municipal bonds:
     Due after five through ten years           350,995             7,416               325           358,086
                                             ----------        ----------        ----------        ----------

                                             $4,314,190        $   20,909        $   18,659        $4,316,440
                                             ==========        ==========        ==========        ==========

At December 31, 2005 and 2004, all mortgage-backed securities held in the available for sale portfolio were issued by the Government National Mortgage Association ("GNMA").

--------------------------------------------------------------------------------

LINCOLN PARK BANCORP AND SUBSIDIARY
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5 - SECURITIES AVAILABLE FOR SALE (CONTINUED)

The age of unrealized losses and the fair value of related securities available for sale are as follows:

                                    Less than 12 Months                More than 12 Months                      Total
                             ----------------------------         ----------------------------       ----------------------------
                                 Fair         Unrealized            Fair            Unrealized           Fair          Unrealized
                                Value            Losses             Value             Losses            Value            Losses
                              ----------        ----------        ----------        ----------        ----------        ----------

December 31, 2005:
     U.S. Government
         Agencies             $  482,970        $   17,030        $1,475,165        $   24,835        $1,958,135        $   41,865
     Equity securities            48,655             5,187              --                --              48,655             5,187
     Mortgage-backed
         Securities                 --                --              37,184               333            37,184               333
     Municipal bonds                --                --              98,088             1,912            98,088             1,912
                              ----------        ----------        ----------        ----------        ----------        ----------

                              $  531,625        $   22,217        $1,610,437        $   27,080        $2,142,062        $   49,297
                              ==========        ==========        ==========        ==========        ==========        ==========

December 31, 2004:
     U.S. Government
         Agencies             $  593,712        $    6,288        $1,488,570        $   11,430        $2,082,282        $   17,718
     Mortgage-backed
         Securities                 --                --              56,249               616            56,249               616
     Municipal bonds                --                --              99,675               325            99,675               325
                              ----------        ----------        ----------        ----------        ----------        ----------

                              $  593,712        $    6,288        $1,644,494        $   12,371        $2,238,206        $   18,659
                              ==========        ==========        ==========        ==========        ==========        ==========

Management does not believe that any individual unrealized loss at December 31, 2005 and 2004, represents an other-than-temporary impairment. The unrealized losses at December 31, 2005, are related to five securities issued by U.S. government agencies, one security issued by a municipal government and one mortgage-backed security and are due to changes in interest rates. Management has the intent and the Company has the ability to hold the securities reflected in the above table for a time necessary to recover amortized cost.

There were no sales of securities available for sale during the year ended December 31, 2005 and 2004.


--------------------------------------------------------------------------------

LINCOLN PARK BANCORP AND SUBSIDIARY
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 6 - SECURITIES HELD TO MATURITY


                                                                              December 31, 2005
                                                   ---------------------------------------------------------------------
                                                                         Gross             Gross
                                                    Carrying           Unrealized         Unrealized          Estimated
                                                      Value              Gains             Losses            Fair Value
                                                   -----------        -----------        -----------        -----------

U.S. Government Agencies:
     Due after five years through ten years        $ 4,850,000        $      --          $   101,034        $ 4,748,966
     Due after ten years                            10,281,831              4,225            293,853          9,992,203
                                                   -----------        -----------        -----------        -----------

                                                    15,131,831              4,225            394,887         14,741,169
                                                   -----------        -----------        -----------        -----------

Corporate bonds:
     Due within one year                               185,000                847               --              185,847
     Due after one year through five years             198,889              4,348               --              203,236
     Due after five years through ten years            956,851               --               93,276            863,575
     After ten years                                   500,000               --               13,311            486,690
                                                   -----------        -----------        -----------        -----------

                                                     1,840,740              5,195            106,587          1,739,348
                                                   -----------        -----------        -----------        -----------

Mortgage-backed securities:
     Due after one year through five years               5,482                226               --                5,708
     Due after ten years                             1,248,259             12,460             24,562          1,236,157
                                                   -----------        -----------        -----------        -----------

                                                     1,253,741             12,686             24,562          1,241,865
                                                   -----------        -----------        -----------        -----------

Municipal bonds:
     Due after ten years                               590,775              9,670              2,586            597,859
                                                   -----------        -----------        -----------        -----------

                                                   $18,817,087        $    31,776        $   528,622        $18,320,241
                                                   ===========        ===========        ===========        ===========

--------------------------------------------------------------------------------

LINCOLN PARK BANCORP AND SUBSIDIARY
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 6 - SECURITIES HELD TO MATURITY (CONTINUED)


                                                                              December 31, 2004
                                                   ---------------------------------------------------------------------
                                                                         Gross             Gross
                                                    Carrying           Unrealized         Unrealized          Estimated
                                                      Value              Gains             Losses            Fair Value
                                                   -----------        -----------        -----------        -----------
U.S. Government Agencies:
     Due after five years through ten years        $ 5,742,476        $     5,452        $    37,010        $ 5,710,918
     Due after ten years                             7,420,954              7,992            158,510          7,270,436
                                                   -----------        -----------        -----------        -----------

                                                    13,163,430             13,444            195,520         12,981,354
                                                   -----------        -----------        -----------        -----------

Corporate bonds:
     Due within one year                               399,388              6,563               --              405,951
     Due after one year through five years             383,768             19,763               --              403,531
     Due after five years through ten years            957,979               --               20,819            937,160
     After ten years                                   500,000               --               12,500            487,500
                                                   -----------        -----------        -----------        -----------

                                                     2,241,135             26,326             33,319          2,234,142
                                                   -----------        -----------        -----------        -----------

Mortgage-backed securities:
     Due after one year through five years              10,253                569               --               10,822
     Due after ten years                             1,137,466             28,318                337          1,165,447
                                                   -----------        -----------        -----------        -----------

                                                     1,147,719             28,887                337          1,176,269
                                                   -----------        -----------        -----------        -----------

Municipal bonds:
     Due after ten years                               490,901              8,257              4,176            494,982
                                                   -----------        -----------        -----------        -----------

                                                   $17,043,185        $    76,914        $   233,352        $16,886,747
                                                   ===========        ===========        ===========        ===========

At December 31, 2005 and 2004, all mortgage-backed securities in the held to maturity portfolio were issued by GNMA, the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation (FHLMC").


--------------------------------------------------------------------------------

LINCOLN PARK BANCORP AND SUBSIDIARY
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 6 - SECURITIES HELD TO MATURITY (CONTINUED)

The age of unrealized losses and the fair value of related securities held to maturity are as follows:

                                Less than 12 Months                   More than 12 Months                      Total
                           ------------------------------       -----------------------------       ------------------------------
                              Fair             Unrealized          Fair           Unrealized           Fair            Unrealized
                              Value              Losses            Value             Losses            Value             Losses
                           -----------        -----------       -----------        -----------      -----------        -----------
December 31, 2005:
     U.S. Government
         Agencies          $ 4,278,174        $    81,826       $10,224,645        $   313,061      $14,502,819        $   394,887
     Corporate bonds              --                 --           1,350,264            106,587        1,350,265            106,587
     Mortgage-backed
         securities            534,496             24,562              --                 --            534,496             24,562
     Municipal bonds              --                 --              97,414              2,586           97,414              2,586
                           -----------        -----------       -----------        -----------      -----------        -----------

                           $ 4,812,670        $   106,388       $11,672,323        $   422,234      $16,484,994        $   528,622
                           ===========        ===========       ===========        ===========      ===========        ===========

December 31, 2004:
     U.S. Government
         Agencies          $ 5,825,453        $    69,774       $ 4,867,885        $   125,746      $10,693,338        $   195,520
     Corporate bonds           993,910             14,069           430,750             19,250        1,424,660             33,319
     Mortgage-backed
         securities             85,967                337              --                 --             85,967                337
     Municipal bonds            95,824              4,176              --                 --             95,824              4,176
                           -----------        -----------       -----------        -----------      -----------        -----------

                           $ 7,001,154        $    88,356       $ 5,298,635        $   144,996      $12,299,789        $   233,352
                           ===========        ===========       ===========        ===========      ===========        ===========

Management does not believe that any individual unrealized loss at December 31, 2005 and 2004, represents an other-than-temporary impairment. At December 31, 2005, the unrealized losses on securities other than corporate bonds are related to twenty-seven securities issued by U.S. government agencies, one security issued by a municipal government and three mortgage-backed securities. The unrealized losses on corporate bonds at December 31, 2005 relate to five investment grade securities having a weighted average coupon rate of 4.64% and a weighted average maturity of approximately ten years. Management believes that all unrealized losses are due to changes in interest rates. Management has the intent and the Company has the ability to hold the securities reflected in the above table for a time necessary to recover amortized cost.

There were no sales of securities held to maturity during the year ended December 31, 2005 and 2004.

Securities held to maturity with a carrying value of $48,000 and $69,000 at December 31, 2005 and 2004, respectively, were pledged to secure public funds on deposits.


--------------------------------------------------------------------------------

LINCOLN PARK BANCORP AND SUBSIDIARY
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7 - LOANS RECEIVABLE

                                                     December 31,
                                              ------------------------------
                                                 2005               2004
                                              ------------      ------------


          Real estate mortgage:
               One-to-four family             $ 42,449,462      $ 38,296,207
               Multi-family                        303,081           313,290
               Commercial                        2,415,480         2,191,111
                                              ------------      ------------

                                                45,168,023        40,800,608
                                              ------------      ------------

          Real estate construction                 629,515         1,229,616
                                              ------------      ------------

          Consumer:
               Passbook or certificate              72,628            68,016
               Home equity line of credit        6,598,784         6,133,701
               Home equity                      13,463,581         9,313,047
               Automobile                          254,771           186,947
               Personal secured                    124,939              --
               Personal unsecured                   74,842            77,801
               Overdraft line of credit             21,844            24,295
                                              ------------      ------------

                                                20,611,389        15,803,807
                                              ------------      ------------

                 Total Loans                    66,408,927        57,834,031
                                              ------------      ------------

          Deferred loan costs, net                 132,871           101,246
          Allowance for loan losses               (158,500)         (156,000)
          Loans in process                            --            (625,000)
                                              ------------      ------------

                                                   (25,629)         (679,754)
                                              ------------      ------------

                                              $ 66,383,298      $ 57,154,277
                                              ============      ============

Nonaccrual loans totaled approximately $279,000 and $425,000 at December 31, 2005 and 2004, respectively. Interest income recognized on these loans for the years ended December 31, 2005 and 2004, was approximately $11,000 and $17,000, respectively. Had these loans been performing in accordance with their original terms, interest income for the years ended December 31, 2005 and 2004, would have been approximately $13,000 and $30,000, respectively. The Savings Bank is not committed to lend additional funds to the borrowers whose loans have been placed on nonaccrual status.


--------------------------------------------------------------------------------

LINCOLN PARK BANCORP AND SUBSIDIARY
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - LOANS RECEIVABLE (CONTINUED)

The Savings Bank grants loans to its officers and directors and to their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The activity, with respect to loans to directors, officers and associates of such persons, is as follows:

                                                      Years Ended December 31,
                                                      ------------------------
                                                        2005         2004
                                                       -------      -------

                                                            (In Thousands)


          Balance - beginning                          $ 3,549      $ 3,141
               Loans originated                          1,016        1,249
               Collections of principal                   (869)        (841)
               Loans to persons no longer associated      (121)        --
                                                       -------      -------

          Balance - ending                             $ 3,575      $ 3,549
                                                       =======      =======

The following is an analysis of the allowance for loan losses:

                                                       Years Ended December 31,
                                                       -----------------------
                                                         2005          2004
                                                       ---------    ---------

          Balance - beginning                          $ 156,000    $ 126,206
               Provision charged to operations             6,017       30,363
               Loans charged off                          (3,723)        (569)
               Recovery                                      206         --
                                                       ---------    ---------

          Balance - ending                             $ 158,500    $ 156,000
                                                       =========    =========

NOTE 8 - PREMISES AND EQUIPMENT

                                                            December 31,
                                                       ------------------------
                                                          2005          2004
                                                       -----------  -----------

          Land                                         $    82,881  $    82,881
                                                       -----------  -----------

          Buildings and improvements                     1,346,746    1,346,746
          Accumulated depreciation                        (660,483)    (626,739)
                                                       -----------  -----------

                                                           686,263      720,007
                                                       -----------  -----------

          Furniture, fixtures and equipment                748,446      720,194
          Accumulated depreciation                        (633,742)    (603,151)
                                                       -----------  -----------

                                                           114,704      117,043
                                                       -----------  -----------

                                                       $   883,848  $   919,931
                                                       ===========  ===========

--------------------------------------------------------------------------------

LINCOLN PARK BANCORP AND SUBSIDIARY
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - INTEREST RECEIVABLE

                                                                                             December 31,
                                                                                         ---------------------
                                                                                           2005          2004
                                                                                         --------     --------
                    Loans, net of allowance for uncollectible interest 2005 $16,700;
                         2004 $18,000                                                    $266,008     $229,523
                    Securities                                                            181,652      166,998
                    Other interest-earning assets                                             512          512
                                                                                         --------     --------

                                                                                         $448,172     $397,033
                                                                                         ========     ========

          NOTE 10 - DEPOSITS

                                                       December 31,
                                     ------------------------------------------------------
                                                 2005                         2004
                                     ----------------------     ---------------------------
                                     Weighted                    Weighted
                                      Average                     Average
                                       Rate         Amount          Rate          Amount
                                     --------    ------------    ---------     ------------
Demand:
     Non-interest bearing             0.00 %     $   749,600        0.00 %     $   713,942
     NOW and money market             1.05        11,556,129        1.06        11,949,528
                                                                 -------       -----------

                                      0.99        12,305,729        1.00        12,663,470

Savings and club                      1.00        15,710,957        1.01        17,878,096

Certificates of deposit               3.20        26,350,128        2.45        26,674,508
                                                                  ------       -----------

                                      2.06 %     $54,366,814        1.68 %     $57,216,074
                                                                  ======       ===========


At December 31, 2005 and 2004, certificates of deposit of $100,000 or more totaled approximately $4,525,000 and $3,904,000, respectively. Individual deposits in excess of $100,000 may not be insured by the Federal Deposit Insurance Corporation.

The scheduled maturities of certificates of deposit were as follows (in thousands):

                                           December 31,
                                       -------------------
                                        2005         2004
                                       -------     -------
     One year of less                  $18,417     $16,329
     After one year to three years       5,800       7,395
     After three years                   2,133       2,951
                                       -------     -------

                                       $26,350     $26,675
                                       =======     =======


--------------------------------------------------------------------------------

LINCOLN PARK BANCORP AND SUBSIDIARY
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11 - ADVANCES FROM FEDERAL HOME LOAN BANK OF NEW YORK ("FHLB")

                                                       December 31,
                                     ------------------------------------------------------
                                               2005                           2004
                                     ----------------------     ---------------------------
                                     Weighted                    Weighted
                                      Average                     Average
                                       Rate         Amount          Rate          Amount
                                     --------    ------------    ---------     ------------

Within one year                        4.37 %     $7,475,000         2.17 %    $ 2,225,000
After one but within two years         4.35        2,000,000         3.30          250,000
After two but within three years       3.71        9,028,717         3.71        1,000,000
After three but within four years      3.46        4,035,302         3.05        5,014,477
After four but within five years       4.19          729,649         3.45        5,085,745
After five but within six years        3.55        1,252,355            -                -
After six but within seven years          -                -         3.54        1,446,395
After seven but within eight years     4.03        1,012,707         4.03        1,121,581
                                                 -----------                   -----------

                                       3.93 %    $25,533,730         3.21 %    $16,143,198
                                                 ===========                   ===========

At December 31, 2005, none of the above advances were subject to early call or redemption features.

At December 31, 2005 and 2004, the advances were secured by a pledge of the Savings Bank's investment in the capital stock of the FHLB and a blanket assignment of the Savings Bank's unpledged qualifying mortgage loans.


NOTE 12 - REGULATORY CAPITAL

The Savings Bank is subject to various regulatory capital requirements administered by the various banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Savings Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Savings Bank must meet specific capital guidelines that involve quantitative measures of the Savings Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Savings Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

--------------------------------------------------------------------------------

LINCOLN PARK BANCORP AND SUBSIDIARY
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - REGULATORY CAPITAL (CONTINUED)

Quantitative measures established by regulation to ensure capital adequacy require the Savings Bank to maintain minimum amounts and ratios of Total risk-based capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to adjusted total assets (as defined). The following tables present a reconciliation of capital per GAAP and regulatory capital and information as to the Savings Bank's capital levels.

                                                                                                                 December 31,
                                                                                                              --------------------
                                                                                                                2005        2004
                                                                                                              -------     -------
                                                                                                                 (In Thousands)
     GAAP capital                                                                                             $ 9,525     $ 8,931
     Unrealized gain on securities available for sale                                                              25          (1)
                                                                                                              -------     -------

     Core and tangible capital                                                                                  9,550       8,930
     General valuation allowance                                                                                  159         156
                                                                                                              -------     -------

            Total Regulatory Capital                                                                          $ 9,709     $ 9,086
                                                                                                              =======     =======

                                                                                                        To be Well
                                                                                                      Capitalized under
                                                                         For Capital Adequacy         Prompt Corrective
                                                        Actual                  Purposes              Action Provisions
                                                  -----------------      --------------------         -------------------
                                                  Amount      Ratio         Amount       Ratio        Amount       Ratio
                                                  ------      -----         ------       -----        ------       -----
                                                                       (Dollars in Thousands)
As of December 31, 2005:
     Total risk-based capital (to
         risk-weighted assets)                    $9,709       19.58%      $=>3,967      =>8.0 %     $=>4,959     =>10.0 %
     Tier 1 capital (to risk-weighted
         assets)                                   9,550       19.26        =>1,983      =>4.0        =>2,975    =>  6.0
     Tier 1 capital (to average assets)            9,550       10.70        =>3,570      =>4.0        =>4,463    =>  5.0

As of December 31, 2004:
     Total risk-based capital (to
         risk-weighted assets)                    $9,086       19.86%      $=>3,660      =>8.0 %     $=>4,575     =>10.0 %
     Tier 1 capital (to risk-weighted
         assets)                                   8,930       19.52        =>1,830      =>4.0        =>2,745    =>  6.0
     Tier 1 capital (to average assets)            8,930       10.43        =>3,425      =>4.0        =>4,281    =>  5.0

As of May 9, 2005, the most recent notification from its regulators, the Savings Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions existing or events which have occurred since notification that management believes have changed the institution's category.

--------------------------------------------------------------------------------

LINCOLN PARK BANCORP AND SUBSIDIARY
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - INCOME TAXES

The Savings Bank qualifies as a thrift institution under the provisions of the Internal Revenue Code and, therefore, must calculate its bad debt deduction using either the experience or the specific charge off method. Retained earnings at December 31, 2005 and 2004, includes approximately $730,000 of such bad debt, for which income taxes have not been provided. If such amount is used for purposes other than for bad debts losses, including distributions in liquidation, it will be subject to income tax at the then current rate.

The components of income taxes are summarized as follows:

                                        Years Ended December 31,
                                        ------------------------
                                          2005            2004
                                        ---------      ---------

     Current income tax expense:
          Federal                       $ 284,669      $ 200,935
          State                            89,724         64,095
                                        ---------      ---------

                                          374,393        265,030
                                        ---------      ---------

     Deferred income tax (benefit):
          Federal                          (3,360)        (1,364)
          State                              (591)        (1,784)
                                        ---------      ---------

                                           (3,951)        (3,148)
                                        ---------      ---------

                                        $ 370,442      $ 261,882
                                        =========      =========

The tax effects of existing temporary difference that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are as follows:


                                                                                    December 31,
                                                                                 2005          2004
                                                                               --------     --------
     Deferred income tax assets:
          Allowance for loan losses                                            $ 78,160     $ 70,847
          Deferred loan fees and costs                                             --          1,815
          Unrealized loss on securities available for sale                       15,991         --
          Other                                                                   4,448        9,753
                                                                               --------     --------

                                                                                 98,599       82,415
                                                                               --------     --------

     Deferred income tax liabilities:
          Depreciation                                                           75,992       88,352
          Deferred loan fees and costs                                            8,602         --
          Unrealized gain on securities available for sale                         --            900
                                                                               --------     --------

                                                                                 84,594       89,252
                                                                               --------     --------

            Net Deferred Tax Assets (Liabilities) Included in Other Assets
                (Liabilities)                                                  $ 14,005     ($ 6,837)
                                                                               ========     ========



--------------------------------------------------------------------------------

LINCOLN PARK BANCORP AND SUBSIDIARY
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13 - INCOME TAXES (CONTINUED)

The following table presents a reconciliation between the reported income taxes and the income taxes which would be computed by applying the normal federal income tax rate of 34% to income before income taxes:

                                                                        Years Ended December 31,
                                                                       -------------------------
                                                                         2005            2004
                                                                       ---------       ---------
     Federal income tax expense                                        $ 321,923       $ 226,611
     Increases (reductions) in income taxes resulting from:
          New Jersey corporate business tax, net of federal income
              tax effect                                                  58,828          41,125
          Other items, net                                               (10,309)         (5,854)
                                                                       ---------       ---------

            Effective Income Tax                                       $ 370,442       $ 261,882
                                                                       =========       =========

     Effective income tax rate                                              39.1%           39.3%
                                                                       =========       =========

NOTE 14 - EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

     The Savings Bank has established a non-contributory defined contribution profit sharing plan covering all eligible (attainment of age 21 and one year of service) employees. The Company's Board of Directors, on December 1, 2005, approved the discontinuance of this plan effective December 31, 2005. There was no profit sharing plan expense for the year ended December 31, 2005. Total profit sharing expense for the year ended December 31, 2004 was $34,000.

ESOP

     Effective upon the consummation of the Savings Bank's reorganization, an ESOP was established for all eligible employees who had completed a twelve-month period of employment with the Savings Bank and at least 1,000 hours of service and had attained the age of 21. The ESOP used $387,193 in proceeds from a term loan obtained from the Company to purchase 34,068 shares of Company common stock. The term loan principal is payable over twenty equal annual installments through December 31, 2024. Interest on the term loan is at a rate per annum equal to prime. Each year, the Savings Bank intends to make discretionary contributions to the ESOP which will be equal to principal and interest payments required on the term loan. The loan is further paid down by the amount of dividends paid, if any, on the common stock owned by the ESOP.

     Shares purchased with the loan proceeds are initially pledged as collateral for the term loan and are held in a suspense account for future allocation among participants. Contributions to the ESOP and shares released from the suspense account will be allocated among the participants on the basis of compensation, as described by the Plan, in the year of allocation.



--------------------------------------------------------------------------------

LINCOLN PARK BANCORP AND SUBSIDIARY
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - EMPLOYEE BENEFIT PLANS (CONTINUED)

ESOP (Continued)

     The ESOP is accounted for in accordance with Statement of Position 93-6 "Accounting for Employee Stock Ownership Plans," which was issued by the American Institute of Certified Public Accountants. Accordingly, the ESOP shares pledged as collateral are reported as unearned ESOP shares in the consolidated statements of financial condition. As shares are committed to be released from collateral, the Savings Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for basic net income per common share computations. ESOP compensation expense was $16,213 and $1,575 for the years ended December 31, 2005 and 2004, respectively.

     The ESOP shares were as follows:

                                              December 31,
                                         ---------------------
                                           2005        2004
                                         --------     --------
     Shares committed to be released        1,845          142
     Unreleased shares                     32,223       33,926
                                         --------     --------

            Total ESOP Shares              34,068       34,068
                                         ========     ========

     Fair value of unreleased shares     $290,007     $376,579
                                         ========     ========

Stock-Based Incentive Plan

     The Company's shareholders approved the Stock-Based Incentive Plan at a special shareholders meeting held on December 22, 2005. The types of awards that may be granted under the Plan are Stock Options and Restricted Stock Awards.

Restricted Stock Awards

     Restricted Stock Awards under the Stock-Based Incentive Plan are granted in the form of whole shares of Company common stock. The grants to outside directors vest in five annual installments, with the first installment vesting on December 22, 2006. The grants awarded to officers vest in seven annual installments, with the first installment vesting on December 22, 2006. On December 22, 2005, the Company awarded 13,605 shares of its common stock to its directors and 5,100 shares of its common stock to its officers. At December 31, 2005, none of the Stock Awards were vested. The Restricted Stock Awards become fully vested upon the death or disability of the holder.

     The amount of expense recorded for the Restricted Stock Awards is based upon the number of shares awarded, the market price of the Company's common stock at the grant date ($8.90 per share) and the period over which the Restricted Stock Awards are earned (60 months for outside directors and 84 months for officers). The expense for the year ended December 31, 2005 was $841.




--------------------------------------------------------------------------------

LINCOLN PARK BANCORP AND SUBSIDIARY
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - EMPLOYEE BENEFIT PLANS (CONTINUED)

Stock Options

     Stock Options granted under the Stock-Based Incentive Plan may be either options that qualify as incentive stock options as defined in Section 422 of the Internal Revenue Code of 1986, as amended, or non-statutory options. Options granted to outside directors and officers will be exercisable on a cumulative basis in equal installments over 5 years for outside directors and 7 years for officers commencing one year after the grant date. All options granted become fully vested upon the death or disability of the holder. All options expire ten years from the grant date.

     On December 22, 2005, options to purchase 66,520 shares at $8.90 per share of the Company's common stock were granted, which include 34,020 non-incentive stock options to non-employee directors and 32,500 incentive stock options to officers. The options granted, none of which were exercised or forfeited during the year ended December 31, 2005, have a weighted average remaining contractual life 10.0 years.

     The Company, as permitted by SFAS No. 123, recognizes compensation cost for stock options granted based on the intrinsic value method instead of the fair value based method. The weighted-average grant-date fair value of the stock options granted during 2005, which have an exercise price equal to the market price of the Company's common stock at the grant date, is estimated using the Black-Scholes option-pricing model. Such fair value and the assumptions used for estimating fair value are as follows:

                   Weighted average grant-date fair value per share  $3.38
                   Expected common stock dividend yield                 - %
                   Expected volatility                                26.23%
                   Expected option life                        6.5 - 7.0 years
                   Risk-free interest rate                     4.38% - 4.39%

NOTE 15 - OTHER NON-INTEREST EXPENSES

                                                 Years Ended December 31,
                                                 ------------------------
                                                    2005         2004
                                                  --------     --------

     Directors' compensation                      $166,700     $156,910
     Supervisory examinations and assessments        9,814       40,272
     Legal                                          96,101      110,044
     Auditing and accounting services               87,128       49,642
     Stationery and printing                        59,278       39,757
     Other                                         249,560      215,833
                                                  --------     --------

                                                  $668,581     $612,458
                                                  ========     ========

NOTE 16 - COMMITMENTS AND CONTINGENCIES

The Savings Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments primarily include commitments to extend credit. The Savings Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Savings Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.


--------------------------------------------------------------------------------

LINCOLN PARK BANCORP AND SUBSIDIARY
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 16 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Savings Bank's outstanding commitments were as follows:

                                                   December 31,
                                               --------------------
                                                2005          2004
                                               ------        ------
                                                    (In Thousands)


          To originate loans:
               Fixed rate mortgage             $  145        $  616
               Adjustable rate mortgage           526           288
               Home equity line                   200            25
               Consumer                            21            10

          To fund lines of credit:
               Home equity                      8,038         7,573
               Overdraft                           77            67

At December 31, 2005, fixed rate mortgage commitments were at interest rates ranging from 5% to 6%; adjustable rate mortgage commitments had initial rates ranging from 4% to the prime rate plus 1%; and consumer loan commitments had fixed interest rates of 5%.

Undisbursed funds from approved lines of credit, unless they are specifically cancelled by notice to or from the Savings Bank, represent firm commitments available to the respective borrowers on demand. The interest rates charged on funds disbursed under the homeowners' equity lending program range from the prime rate minus 1.00% to 2.75% above the prime rate. Funds drawn on the unsecured credit reserve program are assessed interest at a rate of 16%.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements. The Savings Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Savings Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but primarily includes residential real estate properties.

The Savings Bank also has, in the normal course of business, commitments for services and supplies. Management does not anticipate losses on any of these transactions.

The Company and the Savings Bank, from time to time, may be party to litigation which arises primarily in the ordinary course of business. In the opinion of management, the ultimate disposition of such litigation should not have a material effect on the consolidated financial statements.

--------------------------------------------------------------------------------

LINCOLN PARK BANCORP AND SUBSIDIARY
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 17 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced or liquidation sale. Significant estimations were used for the purposes of this disclosure. Estimated fair values have been determined using the best available data and estimation methodology suitable for each category of financial instruments. Fair value estimates, methods and assumptions are set forth below for the financial instruments.

Cash and Cash Equivalents and Interest Receivable

     The carrying amounts for cash and cash equivalents and interest receivable approximate fair value because they mature in three months or less.

Securities

     The fair value of securities, both available for sale and held to maturity, are based on quoted market or dealer prices, if available. If quoted market or dealer prices are not available, fair value is estimated using quoted market prices for similar securities.

Loans Receivable

     Fair value is estimated by discounting future cash flows, using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, of such loans.

Deposits

     The fair value of demand deposit, passbook and club accounts is equal to the amount payable on demand at the reporting date. The fair value of certificates of deposit is estimated using rates currently offered for deposits of similar remaining maturities. The fair value estimates do not include the benefit that results from the low-cost funding provided by deposit liabilities compared to the cost of borrowing funds in the market.

Term Deposits and Advances from Federal Home Loan Bank of New York

     Fair value is estimated using rates currently offered for assets and liabilities of similar remaining maturities, or when available, quoted market prices.

Commitments to Extend Credit

     The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

     As of December 31, 2005 and 2004, the fair value of the commitments to extend credit were not considered to be material.

--------------------------------------------------------------------------------

LINCOLN PARK BANCORP AND SUBSIDIARY
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 17 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The carrying values and estimated fair values of financial instruments were as follows:

                                                                                 December 31,
                                                         -------------------------------------------------------------------
                                                                    2005                                  2004
                                                         ---------------------------           ----------------------------
                                                         Carrying              Fair            Carrying                Fair
                                                           Value              Value              Value                Value
                                                          --------           --------           --------            --------
                                                                                (In Thousands)
Financial assets:
     Cash and cash equivalents                            $  2,316           $  2,316           $  5,898            $  5,898
     Term deposits                                             581                581                 81                  81
     Securities available for sale                           3,002              3,002              4,316               4,316
     Securities held to maturity                            18,817             18,320             17,043              16,887
     Loans receivable, net                                  66,383             66,488             57,154              57,077
     Federal Home Loan Bank of New York
         stock                                               1,265              1,265                807                 807
     Interest receivable                                       448                448                397                 397

Financial liabilities:
     Deposits                                               54,367             54,200             57,216              56,974
     Advances from the Federal Home Loan
         Bank of New York                                   25,534             25,266             16,143              15,753

The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instruments. Because no market exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

In addition, fair value estimates are based on existing on-and-off balance sheet financial instruments, without attempting to estimate the value of anticipated future business, and exclude the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial assets and liabilities include premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

Finally, reasonable comparability between financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates which must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies introduces a greater degree of subjectivity to these estimated fair values.





--------------------------------------------------------------------------------

LINCOLN PARK BANCORP AND SUBSIDIARY
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18 - PARENT ONLY FINANCIAL INFORMATION

The following are the condensed financial statements for Lincoln Park Bancorp, Inc. (Parent company only):


                        STATEMENTS OF FINANCIAL CONDITION
                                                                                 December 31,
                                                                         -------------------------------
                                                                            2005                2004
                                                                         -----------        -----------
                                            ASSETS
          Cash and due from banks                                        $   349,606        $ 3,013,350
          Term deposits                                                      495,000            495,000
          Securities available for sale                                       80,482               --
          Securities held to maturity                                      2,540,348               --
          Loan receivable from the Savings Bank                              376,353            387,193
          Interest receivable                                                 34,474              1,180
          Investment in subsidiary                                         9,524,765          8,931,198
                                                                         -----------        -----------

                 Total Assets                                            $13,401,028        $12,827,921
                                                                         ===========        ===========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

          Other liabilities                                              $    13,490        $       550

          Stockholders' equity                                            13,387,538         12,827,371

                 Total Liabilities and Stockholders' Equity              $13,401,028        $12,827,921
                                                                         ===========        ===========


--------------------------------------------------------------------------------
                                      F-29

LINCOLN PARK BANCORP AND SUBSIDIARY
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18 - PARENT ONLY FINANCIAL INFORMATION (CONTINUED)


                              STATEMENTS OF INCOME
                                                                                                From Inception
                                                                                                 December 16,
                                                                                 Year Ended         2004 to
                                                                               December 31,       December 31,
                                                                                   2005              2004
                                                                                 ---------         ---------

          Interest income                                                        $ 155,622         $   1,180

          Non-interest expenses                                                    196,159              --
                                                                                 ---------         ---------

                 Income (loss) before Income Tax (Benefit) and Equity in
                     Undistributed Earnings of Subsidiary                          (40,537)            1,180

          Income tax (benefit)                                                     (13,944)              550
                                                                                 ---------         ---------

                 Income (loss) before Equity in Undistributed Earnings of
                     Subsidiary                                                    (26,593)              630

          Equity in undistributed earnings of subsidiary                           602,982            13,544
                                                                                 ---------         ---------

                 Net Income                                                      $ 576,389         $  14,174
                                                                                 =========         =========



--------------------------------------------------------------------------------

LINCOLN PARK BANCORP AND SUBSIDIARY
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18 - PARENT ONLY FINANCIAL INFORMATION (CONTINUED)

                             STATEMENTS OF CASH FLOW
                                                                                                          From Inception
                                                                                                           December 16,
                                                                                         Year Ended           2004 to
                                                                                       December 31,         December 31,
                                                                                           2005                2004
                                                                                        -----------         -----------
          CASH FLOWS FROM OPERATING ACTIVITIES
               Net income                                                               $   576,389         $    14,174
               Adjustments to reconcile net income to net cash provided by (used
               in) operating activities:
                   (Increase) in interest receivable                                        (33,294)             (1,180)
                   Increase in other liabilities                                             12,131                 550
                   Equity in undistributed earnings in subsidiary                          (602,982)            (13,544)
                                                                                        -----------         -----------

                 Net Cash Provided by (Used in) Operating Activities                        (47,756)               --
                                                                                        -----------         -----------

          CASH FLOWS FROM INVESTING ACTIVITIES
               Purchase of term deposit                                                        --              (495,000)
               Purchase of Savings Bank stock                                                  --            (3,906,574)
               Purchases of securities available for sale                                   (78,456)               --
               Purchases of securities held to maturity                                  (2,600,000)               --
               Principal repayments on securities held to maturity                           59,652                --
               (Increase) decrease in loan receivable from Savings Bank                      10,841            (387,193)
                                                                                        -----------         -----------

                 Net Cash Used in Investing Activities                                   (2,607,963)         (4,788,767)
                                                                                        -----------         -----------

          CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
               Net proceeds from issuance of common stock                                    (8,025)          7,802,117
                                                                                        -----------         -----------

                 Net Cash Provided by (Used in) Financing Activities                         (8,025)          7,802,117
                                                                                        -----------         -----------

                 Net Increase (Decrease) in Cash and Cash Equivalents                    (2,663,744)          3,013,350

          CASH AND CASH EQUIVALENTS - BEGINNING                                           3,013,350                --
                                                                                        -----------         -----------

          CASH AND CASH EQUIVALENTS - ENDING                                            $   349,606         $ 3,013,350
                                                                                        ===========         ===========




--------------------------------------------------------------------------------

LINCOLN PARK BANCORP AND SUBSIDIARY
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 19 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                               Quarter Ended
                                                     -----------------------------------------------------------------------------
                                                       March 31,            June 30,            September 30,         December 31,
                                                         2005                 2005                   2005                 2005
                                                      -----------          -----------           -----------           -----------
                                                             (In Thousands, Except for Share and Per Share Amounts)
Interest income                                       $     1,034          $     1,096           $     1,122           $     1,166
Interest expense                                              368                  398                   448                   508
                                                      -----------          -----------           -----------           -----------

       Net Interest Income                                    666                  698                   674                   658

Provision for loan losses                                      27                   (9)                  (22)                   10
                                                      -----------          -----------           -----------           -----------

       Net Interest Income after Provision for
           Loan Losses                                        639                  707                   696                   648

Non-interest income                                            16                   32                    26                    26
Non-interest expenses                                         459                  469                   452                   463
                                                      -----------          -----------           -----------           -----------

       Income before Income Taxes                             196                  270                   270                   211

Income taxes                                                   76                  106                   105                    84
                                                      -----------          -----------           -----------           -----------

       Net Income                                     $       120          $       164           $       165           $       127
                                                      ===========          ===========           ===========           ===========


Net income per common share - basic and diluted       $      0.07          $      0.09           $      0.09           $      0.07
                                                      ===========          ===========           ===========           ===========

Weighted average number of common shares
     outstanding - basic and diluted                    1,817,787            1,818,212             1,818,638             1,819,064
                                                      ===========          ===========           ===========           ===========


--------------------------------------------------------------------------------

LINCOLN PARK BANCORP AND SUBSIDIARY
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 19 - QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

                                                                                     Quarter Ended
                                                       ----------------------------------------------------------------------------
                                                         March 31,             June 30,          September 30,        December 31,
                                                           2004                  2004                2004                2004
                                                        -----------           -----------         -----------         -----------

                                                              (In Thousands, Except for Share and Per Share Amounts)

Interest income                                          $      892           $      894          $      930          $    1,003
Interest expense                                                310                  325                 350                 378
                                                         ----------           ----------          ----------          ----------

       Net Interest Income                                      582                  569                 580                 625

Provision for loan losses                                       (16)                   3                  24                  19
                                                         ----------           ----------          ----------          ----------

       Net Interest Income after Provision for
           Loan Losses                                          598                  566                 556                 606

Non-interest income                                              29                   29                  27                  25
Non-interest expenses                                           392                  393                 540                 444
                                                         ----------           ----------          ----------          ----------

       Income before Income Taxes                               235                  202                  43                 187

Income taxes                                                     94                   77                  15                  76
                                                         ----------           ----------          ----------          ----------

       Net Income                                        $      141           $      125          $       28          $      111
                                                         ==========           ==========          ==========          ==========


Net income per common share - basic and diluted
     (Restated)                                          $     0.14           $     0.13          $     0.03          $     0.10
                                                         ==========           ==========          ==========          ==========

Weighted average number of common shares
     outstanding - basic and diluted (Restated)             999,810              999,810             999,810           1,143,858
                                                         ==========           ==========          ==========          ==========



--------------------------------------------------------------------------------

LINCOLN PARK BANCORP AND SUBSIDIARY
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 20 - RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Stock-Based Payments: In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123(R), "Share-Based Payment." Statement No. 123(R) replaces Statement No. 123 and supersedes APB Opinion No.
25. Statement No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Public companies are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change of prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods using the exact pro forma amounts disclosed in the companies' footnotes. Also, in the period of adoption and after, companies record compensation cost based on the modified prospective method.

On April 14, 2005, the Securities and Exchange Commission (the "SEC") adopted a new rule that amends the compliance dates for Statement No. 123(R). Under the new rule, we are required to adopt Statement No. 123(R) in the first annual period beginning after September 15, 2005. Early application of Statement No. 123(R) is encouraged, but not required. Accordingly, we are required to record compensation expense for all new awards granted and any awards modified after January 1, 2006. In addition, the transition rules under SFAS No. 123(R) will require that, for all awards outstanding at January 1, 2006, for which the requisite service has not yet been rendered, compensation cost be recorded as such service is rendered after January 1, 2006. The pronouncement related to stock-based payments will not have any effect on our Company's existing historical consolidated financial statements as restatements of previously reported periods will not be required. Our analysis indicates that compensation expense, net of income tax benefits, for stock options outstanding at January 1, 2006, will total $29,535 for 2006 and $179,036 cumulatively through 2012.




--------------------------------------------------------------------------------

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LINCOLN PARK BANCORP


Date:    October 30, 2006      By:      /s/ David G. Baker
                                        ---------------------------------------
                                         David G. Baker
                                         President and Chief Executive Officer
                                         (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Signatures                                  Title                     Date


/s/ David G. Baker                       President and Chief Executive         October 30, 2006
--------------------------------         Officer (Principal Executive
David G. Baker                           Officer), Director

/s/ Nandini Mallya                       Vice President and Treasurer          October 30, 2006
--------------------------------
Nandini Mallya                           (Principal Accounting Officer
                                         and Interim Principal Financial
                                         Officer)

/s/ Stanford Stoller                     Chairman of the Board and             October 30, 2006
--------------------------------         Director
Stanford Stoller


/s/ William H. Weisbrod                  Vice Chairman of the Board and        October 30, 2006
--------------------------------         Director
William H. Weisbrod


/s/ John F. Feeney                       Director                              October 30, 2006
-------------------------------
John F. Feeney


/s/ Edith M. Perrotti                    Director                              October 30, 2006
-------------------------------
Edith M. Perrotti