Form 10QSB
period 2006-09-30
Lincoln Park Bancorp
filed 2006-11-13
CIK 1294206

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006
                               ------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ To ________

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

Registrant's telephone number, including area code (973) 694-0330
                                                   --------------

     Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

     The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,851,500 shares of common stock, par value $.01 per share as of November 9, 2006.

          Transitional Small Business Disclosure Format. Yes [_] No [X]

                       LINCOLN PARK BANCORP AND SUBSIDIARY

                                      INDEX

                                                                                 Page
                                                                                Number
                                                                               -------
PART I -FINANCIAL INFORMATION

Item 1: Financial Statements

        Consolidated Statements of Financial Condition
         at September 30, 2006 and December 31, 2005 (Unaudited)                  1

        Consolidated Statements of Income for the Three Months and
         Nine Months Ended September 30, 2006 and 2005 (Unaudited)                2

        Consolidated Statements of Comprehensive Income for the Three Months
         And Nine Months Ended September 30, 2006 and 2005 (Unaudited)            3

        Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 2006 and 2005 (Unaudited)                            4

        Notes to Consolidated Financial Statements (Unaudited)                   5-9

Item 2: Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                   10-17

Item 3: Controls and Procedures                                                  18

PART II-OTHER INFORMATION                                                       19-20

Item 1: Legal Proceedings

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Item 3: Defaults Upon Senior Securities

Item 4: Submission of Matters to a Vote of Security Holders

Item 5: Other Information

Item 6: Exhibits and Reports on Form 8-K

SIGNATURES                                                                        21

ITEM 1. FINANCIAL INFORMATION

                       LINCOLN PARK BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------
                                   (Unaudited)

                                                                    September 30,   December 31,
                                                                         2006           2005
                                                                    -------------   ------------
ASSETS

Cash and amounts due from depository institutions                    $ 1,307,809     $ 1,627,946
Interest-bearing deposits in other banks                                 688,506         688,232
                                                                     -----------     -----------
      Total cash and cash equivalents                                  1,996,315       2,316,178
                                                                     -----------     -----------
Term deposits                                                            584,446         580,629
Securities available for sale                                          2,563,710       3,002,336
Securities held to maturity, estimated fair value of $18,489,000
   and $18,659,000 respectively                                       18,905,132      18,817,087
Loans receivable, net of allowance for loan losses 2006 $161,000;
   and 2005 $158,500, respectively                                    69,032,914      66,383,298
Premises and equipment                                                   868,439         883,848
Federal Home Loan Bank of New York stock, at cost                      1,302,200       1,264,500
Interest receivable                                                      508,431         448,172
Other assets                                                              63,536         262,209
                                                                     -----------     -----------
      Total assets                                                   $95,825,123     $93,958,257
                                                                     ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits                                                          $56,075,450     $54,366,814
   Advances from Federal Home Loan Bank of New York                   25,995,594      25,533,730
   Advance payments by borrowers for taxes and insurance                 372,752         364,785
   Other liabilities                                                      88,212         305,390
                                                                     -----------     -----------
      Total liabilities                                               82,532,008      80,570,719
                                                                     -----------     -----------
Stockholders' equity:
   Preferred stock; no par value; 1,000,000 shares authorized;
      none issued or outstanding                                               -              -
   Common stock; $.01 par value; 5,000,000 shares authorized;
      1,851,500 issued and outstanding                                    18,515          18,515
   Additional paid in capital                                          7,468,439       7,776,418
   Retained earnings - substantially restricted                        6,174,042       5,982,726
   Unearned ESOP shares                                                 (351,700)       (366,220)
   Accumulated other comprehensive loss -
      unrealized loss on securities available for sale                   (16,181)        (23,901)
                                                                     -----------     -----------
      Total stockholders' equity                                      13,293,115      13,387,538
                                                                     -----------     -----------
      Total liabilities and stockholders' equity                     $95,825,123     $93,958,257
                                                                     ===========     ===========

See notes to consolidated financial statements.

                       LINCOLN PARK BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (Unaudited)

                                                                       Three Months Ended        Nine Months Ended
                                                                         September 30,             September 30,
                                                                    -----------------------   -----------------------
                                                                        2006        2005         2006         2005
                                                                    ----------   ----------   ----------   ----------
Interest income:
   Loans                                                            $  976,562   $  853,258   $2,837,339   $2,438,401
   Securities                                                          268,009      257,243      794,391      776,913
   Other interest-earning assets                                        13,648       11,667       40,293       36,908
                                                                    ----------   ----------   ----------   ----------
         Total interest income                                       1,258,219    1,122,168    3,672,023    3,252,222
                                                                    ----------   ----------   ----------   ----------
Interest expense:
   Deposits                                                            380,586      269,129    1,033,578      747,170
   Advances and other borrowed money                                   295,162      179,554      827,866      467,664
                                                                    ----------   ----------   ----------   ----------
         Total interest expense                                        675,748      448,683    1,861,444    1,214,834
                                                                    ----------   ----------   ----------   ----------
Net interest income                                                    582,471      673,485    1,810,579    2,037,388
(Recovery of) provision for loan losses                                 (1,000)     (22,444)       2,616       (4,444)
                                                                    ----------   ----------   ----------   ----------
Net interest income after (recovery of) provision for loan losses      583,471      695,929    1,807,963    2,041,832
                                                                    ----------   ----------   ----------   ----------
Non-interest income:
   Fees and service charges                                             23,630       19,960       60,265       60,655
   (Loss) gains on calls of securities held to maturity                      -            -          500       (7,239)
   Gains on calls of securities available for sale                           -            -        9,612            -
   Miscellaneous                                                         6,738        6,311       17,677       20,407
                                                                    ----------   ----------   ----------   ----------
         Total non-interest income                                      30,368       26,271       88,054       73,823
                                                                    ----------   ----------   ----------   ----------
Non-interest expenses:
   Salaries and employee benefits                                      222,102      198,524      635,690      593,267
   Net occupancy expense of premises                                    28,679       30,598       83,931       93,182
   Equipment                                                            66,565       55,374      183,416      157,742
   Advertising                                                          12,849       11,305       33,087       39,997
   Legal Expense                                                        28,546       10,393       98,042       64,168
   Audit and Accounting                                                 29,618       27,904       72,380       76,431
   Federal insurance premium                                             1,713        1,894        5,283        6,086
   Miscellaneous                                                       143,715      116,223      411,790      349,234
                                                                    ----------   ----------   ----------   ----------
         Total non-interest expenses                                   533,787      452,215    1,523,619    1,380,107
                                                                    ----------   ----------   ----------   ----------
Income before income taxes                                              80,051      269,985      372,398      735,548
Income taxes                                                            26,663      104,893      137,968      286,755
                                                                    ----------   ----------   ----------   ----------
Net income                                                          $   53,388   $  165,092   $  234,430   $  448,793
                                                                    ----------   ----------   ----------   ----------
Net income per common share:
      Basic                                                         $     0.03   $     0.09   $     0.13   $     0.25
                                                                    ----------   ----------   ----------   ----------
Weighted average number of common shares and common stock
   equivalents outstanding:
      Basic                                                          1,783,985    1,818,638    1,794,711    1,818,213
                                                                    ----------   ----------   ----------   ----------
Net income per common share:
      Diluted                                                       $     0.03   $     0.09   $     0.13   $     0.25
                                                                    ----------   ----------   ----------   ----------
Weighted average number of common shares and
   common stock equivalents outstanding:
      Diluted                                                        1,786,067    1,818,638    1,797,662    1,818,213
                                                                    ----------   ----------   ----------   ----------

                 See notes to consolidated financial statements.

                       LINCOLN PARK BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 -----------------------------------------------
                                  (Unaudited)

                                                           Three Months Ended    Nine Months Ended
                                                             September 30,         September 30,
                                                          -------------------   -------------------
                                                            2006       2005       2006       2005
                                                          --------   --------   --------   --------
Net income                                                $ 53,388   $165,092   $234,430   $448,793
                                                          --------   --------   --------   --------
Other comprehensive income (loss), net of income taxes:
   Gross unrealized holding (loss) gain on
     securities available for sale                          47,216    (16,684)    12,884    (12,337)
   Deferred income taxes                                   (18,903)     6,649     (5,164)     4,930
                                                          --------   --------   --------   --------
Other comprehensive income (loss)                           28,313    (10,035)     7,720     (7,407)
                                                          --------   --------   --------   --------
Comprehensive income                                      $ 81,701   $155,057   $242,150   $441,386
                                                          ========   ========   ========   ========

See notes to consolidated financial statements.

                       LINCOLN PARK BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                  (Unaudited)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                              ---------------------------
                                                                                  2006           2005
                                                                              ------------   ------------
Cash flows from operating activities:
   Net income                                                                 $    234,430   $    448,793
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation of premises and equipment                                        50,611         48,241
      Amortization and accretion, net                                               24,973         36,148
      Loss (gain) on calls of term deposits and securities held to maturity           (500)         7,239
      Gain on calls of term deposits and securities available for sale              (9,612)             -
      Provision(recovery of) provisions for loan losses                              2,616         (4,444)
      (Increase) in interest receivable                                            (60,259)       (80,799)
      Decrease in other assets                                                     198,673         13,035
      Increase in accrued interest payable                                          27,549         15,326
      Increase (decrease) in other liabilities                                    (241,668)       124,676
      ESOP shares committed to be released                                          12,288         12,325
      Restricted stock earned                                                       47,799              -
                                                                              ------------   ------------
         Net cash provided by operating activities                                 286,900        620,540
                                                                              ------------   ------------
Cash flows from investing activities:
   Purchases of term deposits                                                            -       (495,000)
   Purchases of securities available for sale                                      (86,867)       (55,723)
   Proceeds from maturities and calls of securities available for sale             500,000      1,200,000
   Principal repayments on securities available for sale                            23,421         35,114
   Proceeds from sales of securities available for sale                             24,298              -
   Purchases of securities held to maturity                                     (1,000,000)    (3,960,000)
   Proceeds from maturities and calls of securities held to maturity               710,500      1,685,000
   Principal repayments on securities held to maturity                             201,729        320,255
   Net (increase) in loans receivable                                           (2,680,526)    (6,221,244)
   Additions to premises and equipment                                             (35,202)       (19,242)
   Purchase of Federal Home Loan Bank of New York stock                           (367,050)      (414,600)
   Redemption of Federal Home Loan Bank of New York stock                          329,350        145,500
                                                                              ------------   ------------
         Net cash (used in) investing activities                                (2,380,347)    (7,779,940)
                                                                              ------------   ------------
Cash flows from financing activities:
   Net increase (decrease) in deposits                                           1,700,413     (1,760,385)
   Proceeds from advances from Federal Home Loan Bank of New York               68,750,000     18,200,000
   Repayments of advances from Federal Home Loan Bank of New York              (68,288,136)   (12,817,350)
   Net increase in payments by borrowers for taxes and insurance                     7,967         17,118
   Net change in paid in capital                                                         -         (8,025)
   Purchase of restricted stock                                                   (355,778)             -
   Dividends paid                                                                  (40,882)             -
                                                                              ------------   ------------
         Net cash provided by financing activities                               1,773,584      3,631,358
                                                                              ------------   ------------
Net (decrease) increase in cash and cash equivalents                              (319,863)    (3,528,042)
Cash and cash equivalents - beginning                                            2,316,178      5,898,288
                                                                              ------------   ------------
Cash and cash equivalents - ending                                            $  1,996,315   $  2,370,246
                                                                              ============   ============
Supplemental information:
   Cash paid during the period for:
      Interest on deposits and borrowings                                     $  1,835,323   $  1,201,375
                                                                              ------------   ------------
      Income taxes                                                            $    389,797   $    197,741
                                                                              ------------   ------------

                See notes to consolidated financial statements.

                       LINCOLN PARK BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1.   PRINCIPLES OF CONSOLIDATION
--------------------------------

          The consolidated financial statements include the accounts of Lincoln Park Bancorp (the "Company") and its wholly owned subsidiary, Lincoln Park Savings Bank (the "Bank"), and the Bank's wholly owned subsidiary LPS Investment Company. LPS Investment Company was recently formed as an operating subsidiary of the Bank for the purpose of investing in stocks, bonds, mortgages, and other securities, limited to the types of securities in which the Bank is authorized to invest. The Company's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.   RECENT ACCOUNTING PRONOUNCEMENTS
-------------------------------------

FAS 157

          In September 2006, the FASB issued FASB Statement No. 157, FAIR VALUE MEASUREMENTS, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.

SAB 108

          On September 13, 2006, the Securities and Exchange Commission "SEC" issued Staff Accounting Bulletin No. 108 ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported consolidated results of operations or financial condition.

3.   BASIS OF PRESENTATION
--------------------------

          The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months and nine months ended September 30, 2006, are not necessarily indicative of the results which may be expected for the entire fiscal year.

4.   NET INCOME PER COMMON SHARE
--------------------------------

          Basic and diluted net income per share were computed by dividing net income by the weighted average number of shares of common stock outstanding, adjusted for unearned shares of the ESOP, restricted stock and stock options.

5.   CRITICAL ACCOUNTING POLICIES
---------------------------------

          We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Management reviews the level of the allowance on a quarterly basis, at a minimum, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. Since there has been no material shift in the loan portfolio, the level of the allowance for loan losses has changed primarily due to changes in the size of the loan portfolio and the level of nonperforming loans. We have allocated the allowance among categories of loan types as well as classification status at each period-end date. Assumptions and allocation percentages based on loan types and classification status have been consistently applied. Management regularly evaluates various risk factors related to the loan portfolio, such as type of loan, underlying collateral and payment status, and the corresponding allowance allocation percentages.

          Although we believe that we use the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, the regulatory authorities, as an integral part of their examination process, periodically reviews our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of their examinations.

6.   STOCK COMPENSATION PLANS
-----------------------------

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

          SFAS No. 123R also requires the benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense to be reported as a financing cash flow (there were no realized tax benefits for the three or nine months ended September 30, 2006) rather than an operating cash flow, as previously required. In accordance with Staff Accounting Bulletin ("SAB") No. 107, the Company classified share-based compensation within salaries and employee benefits and other expenses to correspond with the same line item as the cash compensation paid to employees and non-employee directors.

          Employee options vest over a seven-year service period and non-employee director options vest over a five-year service period. Compensation expense recognized for all option grants is recognized over the awards' respective requisite service periods. The fair values relating to all of the calendar 2005 option grants were estimated using the Black-Scholes option pricing model. Expected volatilities are based on historical volatility of our stock and other factors, such as implied market volatility. We used historical exercise data based on the age at grant of the option holder to estimate the options' expected term, which represents the period of time that the options granted are expected to be outstanding. We anticipated the future option holding periods to be similar to the historical option holding periods. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We recognize compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of the awards. We did not grant any options during the nine months ended September 30, 2006 and 2005.

                       LINCOLN PARK BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

6.   STOCK COMPENSATION PLANS (Cont'd)
--------------------------------------

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

          During the nine months ended September 30, 2006, the Company recorded $47,799 of share-based compensation expense, which was comprised of stock option expense of $26,263 and restricted stock expense of $21,536. The Company estimates it will record share-based compensation expense of approximately $70,000 in fiscal 2006.

          The following table illustrates the impact of share-based compensation on reported amounts:

                                        Three Months Ended            Nine Months Ended
                                        September 30, 2006           September 30, 2006
                                    --------------------------   --------------------------
                                                    Impact of                    Impact of
                                                  Share-Based                   Share-Based
                                                  Compensation                 Compensation
                                    As Reported      Expense     As Reported      Expense
                                    -----------   ------------   -----------   ------------
Net operating income before taxes    $80,051        $12,248        $372,398      $47,799

Net Income                            53,388         10,047         234,430       40,959

Earnings per share:

   Basic                             $  0.03        $  0.01        $   0.13      $  0.02
                                     =======        =======        ========      =======
   Diluted                           $  0.03        $  0.01        $   0.13      $  0.02
                                     =======        =======        ========      =======

                       LINCOLN PARK BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

6.   STOCK COMPENSATION PLANS (Cont'd)
--------------------------------------

          A summary of the Company's stock option activity and related information for its option plans for the nine months ended September 30, 2006, was as follows:

                                                          WEIGHTED
                                              WEIGHTED     AVERAGE     AGGREGATE
                                               AVERAGE    REMAINING    INTRINSIC
                                              EXERCISE   CONTRACTUAL     VALUE
                                    OPTIONS     PRICE       TERM        (000's)
                                    -------   --------   -----------   ---------
Outstanding at December 31, 2005     66,520    $8.90

   Granted                                -        -

   Exercised                              -        -

   Forfeited                         10,000        -
                                     ------
Outstanding at September 30, 2006    56,520    $8.90      5.1 years     $12,000
                                     ======
Exercisable at September 30, 2006         -    $   -      5.1 years     $     -

          A summary of the status of the Company's non-vested options as of September 30, 2006 and changes during the nine months ended September 30, 2006, is presented below:

                                               WEIGHTED
                                               AVERAGE
                                              GRANT DATE
                                    OPTIONS   FAIR VALUE
                                    -------   -----------
Non-vested at December 31, 2005      66,520     $3.38

   Granted                                -         -

   Vested                                 -         -

   Forfeited                         10,000         -
                                     ------
Non-vested at September 30, 2006     56,520     $3.38
                                     ======

                       LINCOLN PARK BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

6.   STOCK COMPENSATION PLANS (Cont'd)
--------------------------------------

          Expected future compensation expense relating to the 56,520 non-vested options outstanding as of September 30, 2006 is $164,000 over a weighted-average period of 5.1 years.

          A summary of the status of the Company's restricted shares as of September 30, 2006 and changes during the nine months ended September 30, 2006, is presented below:

                                                 WEIGHTED
                                                  AVERAGE
                                   RESTRICTED   GRANT DATE
                                     SHARES     FAIR VALUE
                                   ----------   ----------
Non-vested at December 31, 2005      18,705        $8.90

   Granted                              500            -

   Vested                                 -            -

   Forfeited                          1,500            -
                                     ------
Non-vested at September 30, 2006     17,705        $8.90
                                     ======

          Expected future compensation expense relating to the 17,705 restricted shares at September 30, 2006 is $135,000 over a weighted-average period of 4.7 years.

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

ITEM 2.

FORWARD-LOOKING STATEMENTS.
---------------------------

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

          Our total assets increased by $1.9 million, or 2.0%, to $95.8 million at September 30, 2006, from $94.0 million at December 31, 2005. At September 30, 2006, the level of cash and cash equivalents decreased by $320,000 or 13.8% to $2.0 million from $2.3 million at December 31, 2005. Term deposits increased $4,000 to $585,000 at September 30, 2006 when compared with $581,000 at December 31, 2005.

          Securities available for sale decreased $439,000 or 14.6% to $2.6 million at September 30, 2006 when compared with $3.0 million at December 31, 2005. The decrease in securities available for sale during the 2006 period resulted primarily from maturities, repayments and sales of $548,000. Securities held to maturity increased by $88,000 or 0.47% to $19.0 million at September 30, 2006 when compared with $18.8 million at December 31, 2005. During the nine months ended September 30, 2006, purchases of securities held to maturity amounted to $1.0 million which offset maturities and repayments of $912,000.

          Loans receivable amounted to $69.0 million and $66.4 million at September 30, 2006 and December 31, 2005, respectively, representing an increase of $2.7 million or 4.0%. Our increase in loans resulted primarily from increased one-to four family mortgage loan originations. The loans receivable was funded by borrowings.

          Federal Home Loan Bank of New York ("FHLB") stock remained unchanged at $1.3 million at September 30, 2006 and December 31, 2005.

          Other assets decreased $199,000 or 76.0% to $64,000 at September 30, 2006 from $262,000 at December 31, 2005. The decrease was mainly due to a $ 200,000 loan that was originated but not closed at the end of December 2005.

                       LINCOLN PARK BANCORP AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2006 AND DECEMBER 31, 2005 (CONT'D.)

          Total deposits increased $1.7 million or 3.1% to $56.0 million at September 30, 2006 from $54.4 million at December 31, 2005. The increase in deposits was due to a management decision to be more competitive with deposit rates. Advances from FHLB increased $462,000 or 1.8% to $26.0 million at September 30, 2006 when compared with $25.5 million at December 31, 2005. The proceeds from new advances were used to fund loan originations.

          Other liabilities decreased $217,000 or 71.0% to $88,000 at September 30, 2006 when compared to $305,000 at December 31, 2005. The decrease was primarily due to changes in taxes payable.

          Stockholders' equity totaled $13.3 million and $13.4 million at September 30, 2006 and December 31, 2005, respectively, reflecting net income of $234,000 for the nine months ended September 30, 2006, offset by the purchase of stock in the amount of $ 356,000 for the restricted stock plan.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

          GENERAL. Net income decreased by $112,000, or 67.7%, to $53,000 for the three months ended September 30, 2006, from $165,000 for the three months ended September 30, 2005. The decrease in net income reflects increases in interest expense, and non-interest expenses, partially offset by increases in total interest income, non-interest income, a decrease in income tax expense and a recovery of provision for loan losses.

          INTEREST INCOME. Interest income increased $136,000, or 12.0%, to $1.3 million for the three months ended September 30, 2006, from $1.1 million for the three months ended September 30, 2005. The increase in interest income is due to increases of $123,000 in interest income from loans, $11,000 in interest income on securities, and $2,000 in interest income from other interest earning assets.

          Interest income from loans increased by $123,000, or 14.5%, to $977,000 for the three months ended September 30, 2006, from $853,000 for the three months ended September 30, 2005. The increase is due to a $6.3 million or 10.0% increase in the average balance of loans to $68.5 million in 2006 from $62.2 million in 2005 and an increase in the average yield to 5.71% from 5.49%. Interest income from securities, including available for sale and held to maturity, increased $11,000, or 4.2% to $268,000 for the three months ended September 30, 2006, from $257,000 for the three months ended September 30, 2005. The average balance of securities increased $540,000 or 2.3% to $23.7 million in 2006, when compared to $23.1 million in 2005, and the average yield increased to 4.52% for the three months ended September 30, 2006 from 4.44% for the three months ended September 30, 2005.

          Interest income from other interest-earning assets increased $2,000, or 17.0% to $14,000 for the three months ended September 30, 2006, from $12,000 for the three months ended September 30, 2005. The increase in interest income from other interest-earning assets is due to an increase in the average yield to 3.38% in 2006 from 2.50% in 2005, partially offset by a decrease in the average balance to $1.7 million in 2006 from $1.9 million in 2005.

          INTEREST EXPENSE. Total interest expense increased $227,000, or 51.0%, to $676,000 for the three months ended September 30, 2006, from $449,000 for the three months ended September 30, 2005. The interest expense on interest-bearing deposits increased by $111,000 or 41.0% to $381,000 in 2006 when compared with $269,000 in the comparable 2005 period. The increase in interest expense on deposits resulted from an increase in the average cost of interest-bearing deposits to 2.84% from 1.97%, reflecting increasing market interest rates during the period between the comparable quarters. Partially offsetting this increase was a decrease in the average balance of interest-bearing deposits to $53.5 million in 2006 from $54.5 million in 2005.

                       LINCOLN PARK BANCORP AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (CONT'D.)

          The interest expense on borrowed money increased $116,000 or 64.4% to $295,000 in 2006 from $180,000 in the comparable 2005 period. The increase in interest expense is due to an increase of $6.4 million in the average balance of borrowed money to $26.7 million in 2006 from $20.3 million in 2005 and an increase in cost of borrowed money to 4.42% in 2006 from 3.55% in 2005.

          NET INTEREST INCOME. Net interest income decreased $91,000, or 13.5%, to $583,000 for the three months ended September 30, 2006 from $673,000 for the three months ended September 30, 2005. Our interest rate spread decreased to 2.0% in 2006 from 2.74% in 2005, reflecting a 96 basis points increase in the cost of our interest bearing liabilities that exceeded a 23 basis points increase in yield on interest-earning assets. Our net interest margin decreased to 2.49% from 3.08%.

          PROVISION FOR LOAN LOSSES. We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, a recovery $1,000 for loan losses was required for the three months ended September 30, 2006, compared to a recovery of $22,000 in provision for loan losses for the three months ended September 30, 2005. We had no charge-offs during the three month periods ended September 30, 2006 and 2005. We used the same methodology and generally similar assumptions in assessing the allowance for both periods. The allowance for loan losses was $161,000, or 0.23% of gross loans outstanding at September 30, 2006, as compared with $152,000, or 0.24% of gross loans outstanding at September 30, 2005. The level of the allowance is based on estimates, and the ultimate losses may vary from the estimates.

          NON-INTEREST INCOME. Non-interest income increased 16.0%, to $30,000 for the three months ended September 30, 2006, as compared to $26,000 for the three months ended September 30, 2005. The primary reason for the increase in non-interest income is an increase of $4,000 in fees and service charges.

          NON-INTEREST EXPENSES. Non-interest expenses were $534,000 and $452,000 for the three months ended September 30, 2006 and 2005, respectively, representing an increase of $82,000 or 18.0%. The increase in non-interest expenses is primarily due to increases of $24,000 in salary and employee benefits, $11,000 in equipment expense and $47,000 in miscellaneous expenses.

          Salary and Employee benefits increased $24,000 or 12.0% for the quarter ended September 30, 2006 when compared to the September quarter of 2005. The increase is primarily due to $13,000 in vacation pay to the ex-president, who is no longer employed with the company, and $10,000 in additional pay to existing employees. Equipment expenses increased $11,000 or 20.0%, primarily due to purchases, upgrading and maintenance of software and other equipment. Miscellaneous expenses increased $47,000 or 31.0% to $202,000 for the three months ended September 30, 2006, from $155,000 for the same period ending September 30, 2005. This increase is primarily due to $28,000 in directors' retirement plan and stock option expense, and an increase of $16,000 in legal fees.

                       LINCOLN PARK BANCORP AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (CONT'D.)

          INCOME TAX EXPENSE. The provision for income taxes decreased to $27,000 for the three months ended September 30, 2006 from $105,000 for the three months ended September 30, 2005. The decrease in the provision for income taxes is primarily due to a decrease of $190,000 in income before income taxes to $80,000 for the three months ended September 30, 2006, as compared to $270,000 for the three months ended September 30, 2005.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

          GENERAL. Net income decreased $214,000, or 47.8%, to $234,000 for the nine months ended September 30, 2006, compared with $449,000 for the same 2005 period. The decrease in net income during the 2006 period resulted primarily from an increase in interest expense and non-interest expense, partially offset by increases in total interest income and non-interest income and decreases in income taxes.

          INTEREST INCOME. Interest income increased $420,000 or 13.0%, to $3.7 million for the nine months ended September 30, 2006, from $3.3 million for the nine months ended September 30, 2005. The increase in interest income is primarily due to an increase of $399,000 in interest income from loans and an increase of $17,000 in interest income on securities.

          Interest income from loans increased by $399,000, or 16.4%, to $2.8 million for the nine months ended September 30, 2006, from $2.4 million for the same 2005 period. The increase was due to a $7.5 million or 12.5% increase in the average balance of loans to $68.0 million in 2006 from $60.1 million in 2005. The average yield on loans increased to 5.60% in 2006 from 5.41% in 2005. Interest income from securities, including available for sale and held to maturity, increased $17,000, or 2.3%, to $794,000 for the nine months ended September 30, 2006, from $777,000 for the nine months ended September 30, 2005. The average balance of securities decreased to $23.2 million in 2006 when compared to $23.5 million in 2005. The decrease in the average balance of securities was offset by an increase of 16 basis points in the average yield. The average yield on securities for the nine months ended September 30, 2006 was 4.57% when compared to 4.41% for the same period in 2005. Interest income from other interest-earning assets increased $3,000 or 9.2% to $40,000 for the nine months ended September 30, 2006 when compared to $37,000 for the nine months ended September 30, 2005. The average balance of other interest earning assets decreased to $1.7 million during the nine months ended September 30, 2006, when compared to $2.2 million during the nine months ended in September of 2005, partially offset by an increase in the average yield. The average yield on other interest earning assets for the nine months ended September 30, 2006 was 3.14% when compared to 2.29 % for the same period in 2005.

          INTEREST EXPENSE. Total interest expense increased $647,000, or 53.2%, to $1.9 million for the nine months ended September 30, 2006, from $1.2 million for the nine months ended September 30, 2005. The interest expense on interest-bearing deposits increased by $286,000 or 38.3% to $1.0 million in 2006 when compared with $747,000 in the comparable 2005 period. The increase in interest expense resulted from an increase in the average cost of interest-bearing deposits to 2.57% from 1.81%, reflecting an increase in market interest rates during the period between the comparable periods. Partially offsetting this increase was a decrease in the average balance of interest-bearing deposits to $53.7 million in 2006 from $55.1 million in 2005. The interest expense on borrowed money increased $360,000 or 77.0% to $828,000 in 2006 from $468,000 in the comparable 2005 period. The increase resulted from an increase of $7.6 million in the average balance of borrowed money to $26.2 million in 2006 from $18.6 million in 2005, as well as an increase of 86 basis points in the cost of borrowed money to 4.22% in 2006 from 3.36% in 2005.

                       LINCOLN PARK BANCORP AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (CONT'D.)

          NET INTEREST INCOME. Net interest income decreased $227,000, or 11.1%, to $1.8 million for the nine months ended September 30, 2006 from $2.0 million for the nine months ended September 30, 2005. Our interest rate spread decreased to 2.18% in 2006 from 2.86% in 2005, reflecting an increase of 91 basis points in the cost of our interest-bearing liabilities that exceeded an increase of 23 basis points in the yield on interest-earning assets. Our net interest margin decreased to 2.61% from 3.17%. The decrease was primarily due to an increase in total interest expense of $647,000, which was partially offset by an increase of $420,000 in total interest income.

          PROVISION FOR LOAN LOSSES. Based on our evaluation, we recorded provision for loan losses of $2,600 for the nine months ended September 30, 2006, and a recovery of $4,000 for the nine months ended September 30, 2005. We had no charge-offs during the nine month periods ended September 30, 2006 and 2005. We used the same methodology and generally similar assumptions in assessing the allowance for both periods. The allowance for loan losses was $161,000, or 0.23% of gross loans outstanding at September 30, 2006, as compared with $152,000, or 0.24% of gross loans outstanding at September 30, 2005. The level of the allowance is based on estimates, and the ultimate losses may vary from the estimates.

          NON-INTEREST INCOME. Non-interest income increased $14,000, or 19.3%, to $88,000 for the nine months ended September 30, 2006, as compared to $74,000 for the nine months ended September 30, 2005. The increase in non-interest income was primarily due to a gain of $10,000 on the sale of available for sale securities, as compared to a loss of $7,000 on the call of securities held to maturity in 2005. Fees and service charges and other miscellaneous income decreased by $3,000 or 13.4% for the nine months ended September 30, 2006 when compared with the same period in September 2005.

          NON-INTEREST EXPENSES. Non-interest expenses were $1.5 million and $1.4 million for the nine months ended September 30, 2006 and 2005, respectively, representing an increase of $144,000 or 10.4%. The increase in non-interest expenses is primarily due to increases of $92,000 in other non-interest expense, $42,000 in salaries and employee benefits and $26,000 in equipment expense. This increase was offset by decreases of $7,000 in advertising expenses and $9,000 in occupancy expense.

          Miscellaneous expenses increased $92,000 or 19.0% to $582,000 in 2006 from $489,000 in 2005, primarily due to expenses associated with the implementation of the stock-based incentive plan, directors' retirement plan, and additional legal expenses.

          INCOME TAX EXPENSE. The provision for income taxes decreased to $138,000 for the nine months ended September 30, 2006 from $287,000 for the nine months ended September 30, 2005. The decrease in the provision for income taxes is primarily due to a decrease in income before income taxes of $363,000 to $372,000 for the nine months ended September 30, 2006, as compared to $736,000 for the nine months ended September 30, 2005.

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

          We have emphasized the origination of fixed-rate mortgage loans for retention in our portfolio in order to maximize our net interest income. We accept increased exposure to interest rate fluctuations as a result of our investment in such loans. In a period of rising interest rates, our net interest rate spread and net interest income may be negatively affected. In addition, we have sought to manage and mitigate our exposure to interest rate risks in the following ways:

     o We maintain moderate levels of short-term liquid assets. At September 30, 2006, our short-term liquid assets totaled $2.0 million;

     o We originate for portfolio adjustable-rate mortgage loans and adjustable home equity lines of credit. At September 30, 2006, our adjustable-rate mortgage loans totaled $15.2 million and our adjustable home equity lines of credit totaled $6.5 million;

     o We attempt to increase the maturity of our liabilities as market conditions allow. In particular, since 2004, we have emphasized intermediate- to long-term FHLB advances as a source of funds. At September 30, 2006 we had $4.8 million of FHLB advances with terms to maturity of between three and fifteen years; and

     o We invest in securities with step-up rate features providing for increased interest rates prior to maturity according to a pre-determined schedule and formula. However, these step-up rates may not keep pace with rising interest rates in the event of a rapidly rising rate environment. In addition, these investments may be called at the option of the issuer.

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

                       LINCOLN PARK BANCORP AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

MANAGEMENT OF MARKET RISK (CONT'D.)

          The following table sets forth the Bank's NPV as of September 30, 2006, the most recent date the Bank's NPV was calculated.


  CHANGE IN
INTEREST RATES              NET PORTFOLIO VALUE              NET PORTFOLIO VALUE AS A PERCENTAGE OF PRESENT
(BASIS POINTS)             (Dollars in Thousands)                            VALUE OF ASSETS
--------------   -----------------------------------------   ----------------------------------------------
                 ESTIMATED   AMOUNT OF
                    NPV        CHANGE    PERCENT OF CHANGE         NPV RATIO   CHANGE IN BASIS POINTS
                 -----------------------------------------         ----------------------------------
     +200         $13,763    $(3,881)         (22.0)%                16.05%      (301) basis points
     +100          15,814     (1,830)         (10.4)                 17.72       (134) basis points
       0           17,644          -              -                  19.06          -  basis points
     -100          19,495      1,851           10.5                  20.30         124 basis points
     -200          20,712      3,068           17.4                  20.93         187 basis points

          The table above indicates that at September 30, 2006 in the event of a 200 basis point decrease in interest rates, we would experience a 17.4% increase in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience a 22.0% decrease in net portfolio value.

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

                       LINCOLN PARK BANCORP AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES (CONT'D.)

          The primary sources of investing activity are lending and the purchase of mortgage-backed securities. Net loans amounted to $69.0 million and $66.4 million at September 30, 2006 and December 31, 2005, respectively. Securities available for sale totaled $2.6 million and $3.0 million at September 30, 2006 and December 31, 2005, respectively. Securities held to maturity totaled $19.0 million and $18.8 million at September 30, 2006 and December 31, 2005, respectively. In addition to funding new loan production and securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans, mortgage-backed securities, and borrowings from FHLB.

          Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At September 30, 2006 advances from the FHLB amounted to $26.0 million.

          The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At September 30, 2006, the Bank had outstanding commitments to originate loans of $2.0 million, and unused lines of credit of $9.0 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2006, totaled $22.0 million. Management believes that, based upon its experience and the Bank's deposit flow history, a significant portion of such deposits will remain with the Bank.

          The following table sets forth the Bank's capital position at September 30, 2006, as compared to the minimum regulatory capital requirements:

                                                                                 To Be Well
                                                                                 Capitalized
                                                                                Under Prompt
                                                        Minimum Capital          Corrective
                                       Actual            Requirements        Actions Provisions
                                  ---------------   ----------------------   ------------------
                                  Amount   Ratio    Amount       Ratio       Amount     Ratio
                                  ------   ------   ------       -----       ------     -----
                                                    (dollars in thousands)
Total Capital
   (to risk-weighted assets)      $9,639   18.57%   $4,154       8.00%       $5,192     10.00%

Tier 1 Capital
   (to risk-weighted assets)       9,478   18.26%        -          -         3,115      6.00%

Core (Tier 1) Capital
   (to average total assets)       9,478   10.27%    3,691       4.00%        4,613      5.00%

Tangible Capital
   (to adjusted average assets)    9,478   10.27%    1,384       1.50%            -         -

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

                              LINCOLN PARK BANCORP

                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings
-------------------------

     Neither the Company nor the Bank is involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
-------------------------------------------------------------------

     a) Not applicable

     b) Not applicable

Information regarding the Company's purchases of its equity securities (common stock) during the three months ended September 30, 2006 is summarized below:

                                                             Total Number of
                                                            Shares Purchased    Maximum Number of
                             Total Number   Average Price   Under a Publicly   Shares That May Yet
                               of Shares      Paid For          Announced      Be Purchased Under
                               Purchased       Shares        Repurchase Plan    Repurchased Plan
                             ------------   -------------   ----------------   -------------------
July 1- July 31                    -              -                 -                   -
August 1 - August 31               -              -                 -                   -
September 1 - September 30         -              -                 -                   -

As of September 30, 2006, the Company has purchased 36,289 shares to fund the restricted stock of the Company's 2005 Stock-Based Incentive Plan.

ITEM 3. Defaults Upon Senior Securities
---------------------------------------

     Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     Not applicable.

ITEM 5. Other Information
-------------------------

     Not applicable.

                              LINCOLN PARK BANCORP

ITEM 6. Exhibits and Reports on Form 8-K
----------------------------------------

     The following Exhibits are filed as part of this report.

     11.0 Computation of earnings per share.

     31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LINCOLN PARK BANCORP


Date: November 9, 2006                              /s/ David G. Baker
      ----------------                    --------------------------------------
                                                     David G. Baker
                                          President and Chief Executive Officer


Date: November 9, 2006                              /s/ Nandini Mallya
      ----------------                    --------------------------------------
                                                      Nandini Mallya
                                               Vice President and Treasurer
                                             (Principal Accounting Officer and
                                             Interim Chief Financial Officer)