Form 10KSB
period 2006-12-31
Lincoln Park Bancorp
filed 2007-04-02
CIK 1294206

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-51078

Lincoln Park Bancorp
(Name of Small Business Issuer in its Charter)

Federal	61-1479859
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

31 Boonton Turnpike, Lincoln Park, New Jersey	07035
(Address of Principal Executive Office)	(Zip Code)

(973) 694-0330
(Issuer’s Telephone Number Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.

(1)  YES   ☒.  NO   ☐.

(2)      YES   ☒.       NO   ☐.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐     NO ☒

The Registrant’s revenues for the fiscal year ended December 31, 2006 were $5.0 million.

As of March 22, 2007, there were 1,851,500 shares issued and outstanding of the Registrant’s Common Stock, including 999,810 shares owned by Lincoln Park Bancorp, MHC. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of March 22, 2007 was $7.0 million.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of Annual Report to Stockholders (Parts II and IV)

2.	Proxy Statement for the 2007 Annual Meeting of Stockholders (Part III)

Transitional Small Business Disclosure Format (check one)      Yes ☐   No ☒

PART I

ITEM 1.	Business

Forward Looking Statements

This Annual Report contains certain “forward-looking statements” which may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing products and services.

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

Lincoln Park Bancorp

Lincoln Park Bancorp is a federally chartered corporation which was organized in 2004 as part of the mutual holding company reorganization of Lincoln Park Savings Bank. Our principal asset is our investment in Lincoln Park Savings Bank. We are a majority owned subsidiary of Lincoln Park Bancorp, MHC. In connection with the reorganization, which was completed on December 16, 2004, we sold 851,690 shares of our common stock and issued 999,810 shares to our mutual holding company parent. The net proceeds from our stock offering totaled $7.8 million. At December 31, 2006, Lincoln Park Bancorp had consolidated assets of $94.0 million, deposits of $57.8 million and shareholders’ equity of $13.2 million. Lincoln Park Bancorp is subject to comprehensive regulation and examination by the Office of Thrift Supervision.

Lincoln Park Savings Bank

General

Lincoln Park Savings Bank ("Lincoln Park Savings")  is a New Jersey chartered savings bank headquartered in Lincoln Park, New Jersey. Lincoln Park Savings was originally founded in 1923. In connection with and prior to the mutual holding company reorganization, Lincoln Park Savings Bank completed its conversion from a New Jersey chartered savings and loan association to a New Jersey chartered savings bank. LPS Investment Company is the Bank’s wholly owned subsidiary. LPS Investment Company was recently formed as an operating subsidiary of the Bank for the purpose of investing in stocks, bonds, mortgages, and other securities, limited to the types of securities in which the Bank is authorized to invest. Lincoln Park Savings conducts business from its main office located at 31 Boonton Turnpike in Lincoln Park, New Jersey. The telephone number at its main office is (973) 694-0330. In March 2007, Lincoln Park Savings entered into an agreement to purchase a branch office located in Montville, New Jersey. The purchase price of $830,000 is inclusive of land, building, furniture and fixtures, as well as approximately $3.2 million in deposits. The sale is expected to close on May 1, 2007, but contains conditions including the receipt of any required regulatory approvals.

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

Competition

We face intense competition within our market area both in making loans and attracting deposits. Morris and Passaic Counties have a high concentration of financial institutions, including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of December 31, 2006, our market share of deposits represented less than 1% of deposits in each of Morris and Passaic Counties.

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

Lending Activities

Our principal lending activity has been the origination of first mortgage loans for the purchase or refinancing of one- to four-family residential real property. We have historically retained all loans that we originate, although we will occasionally enter into loan participations. One- to four-family residential real estate mortgage loans represented $43.7 million, or 64.7% of our total loan portfolio at December 31, 2006. Consumer loans totaled $20.6 million, or 30.5% of the total loan portfolio at December 31, 2006, and consisted primarily of home equity loans and home equity lines of credit. We also offer multi-family and commercial real estate loans and to a lesser extent construction loans. Commercial real estate loans totaled $1.9 million, or 2.8% of the total loan portfolio at December 31, 2006. On a limited basis, we originate consumer loans that are not secured by real estate, including automobile loans, deposit account loans and unsecured personal loans and lines of credit.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated.

	At December 31,
	2006		2005
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Real estate loans:
One- to four-family	$43,659	64.73%	$42,449	63.92%
Multi-family	857	1.27	303	0.46
Commercial	1,913	2.84	2,415	3.64
Construction/ Land	437	0.65	629	0.95
Total real estate loans	46,866	69.49%	45,796	68.96%

Consumer loans:
Passbook or certificate	59	0.09%	73	0.11%
Home equity lines of credit	5,304	7.86	6,599	9.94
Home equity	14,489	21.49	13,464	20.27
Automobile	218	0.32	255	0.38
Personal secured	394	0.58	125	0.19
Personal unsecured	88	0.13	75	0.11
Overdraft line of credit	27	0.04	22	0.03
Total consumer loans	20,579	30.51%	20,613	31.04%

Total loans	67,445	100.00%	66,409	100.00%

Less:
Loans in process	—		—
Allowance for loan losses	136		159
Deferred loan (costs), net	(142)		(133)
	(6)		26
Total loans receivable, net	$67,451		$66,383

Maturity of Loan Portfolio. The following table shows the remaining contractual maturity of our loans at December 31, 2006. Mortgages which have adjustable interest rates or that have balloon repayment features are shown as maturing in the periods during which the contract is due. The table does not include the effect of possible prepayments or due on sale clauses.

	One- to four-family	Multi-family	Commercial real estate	Construction/ Land	Consumer	Total
	(In Thousands)
One year or less	$—	$—	$—	$270	$1,069	$1,339
After one year:
More than one to three years	1,234	—	117	—	337	2,573
More than three to five years	3,590	—	—	167	876	4,044
More than five to ten years	4,274	56	603	—	2,818	5,317
More than ten to twenty years	4,983	111	259	—	15,412	8,460
More than twenty years	13,161	690	934	—	67	28,943
Total due after one year	16,417	857	1,913	167	19,510	18,108
Total due	$42,425	$857	$1,913	$437	$20,579	$64,872

Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth at December 31, 2006, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2007. Adjustable- and floating-rate loans are included based on contractual maturities.

	Due After December 31, 2007
	Fixed	Adjustable	Total
	(In Thousands)

One- to four-family	$29,577	$12,848	$42,425
Multi-family	278	579	857
Commercial real estate	603	1,310	1,913
Construction/Land	167	—	167
Consumer	14,485	5,025	19,510
Total loans	$45,110	$20,996	$64,872

One- to Four-Family Residential Loans. Our primary lending activity consists of the origination of one- to four-family residential mortgage loans that are primarily secured by properties located in Morris and Passaic Counties. At December 31, 2006, approximately $43.7 million, or 64.7% of our loan portfolio, consisted of one- to four-family residential loans. Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the appraised value of the property. However, we make first mortgage loans and second mortgage loans when we are the first lien holder with a loan-to-value ratio up to 89% for properties secured by one- to four-family residences located in our community reinvestment designated area. Private mortgage insurance is not required on loans with a loan-to-value ratio in excess of 80% in conjunction with this program. Fixed-rate loans are originated for terms of 15, 20, 25 and 30 years. At December 31, 2006, our largest loan secured by one- to four-family real estate had a principal balance of $700,000 and was secured by a single-family residence. This loan was performing in accordance with its terms.

We originate our fixed-rate loans in conformity with Freddie Mac guidelines. However, our policy has been to retain in portfolio the fixed-rate loans we originate.

We also offer adjustable-rate mortgage loans for one- to four-family properties with an interest rate based on the United States Treasury index. The interest rates on these loans adjust annually or every three years from the outset of the loan or adjust annually after a five-, seven- or ten-year initial fixed rate period. We originated $3.5 million of adjustable-rate one- to four-family residential loans during the year ended December 31, 2006. Our adjustable rate-mortgage loans provide for maximum rate adjustments of 200 basis points per adjustment, with a lifetime maximum rate of 600 basis points above the initial interest rate. Our adjustable rate mortgage loans amortize over terms of up to 40 years.

Adjustable-rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents, and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At December 31, 2006, $14.0 million or 32.3% of our one- to four-family residential loans had adjustable rates of interest.

All one- to four-family residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

Regulations limit the amount that a savings institution may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. For all loans, we utilize outside independent appraisers approved by the board of directors. All borrowers are required to obtain title insurance. We also require homeowner’s insurance and fire and casualty insurance and, where circumstances warrant, flood insurance on properties securing real estate loans.

Commercial and Multi-Family Real Estate Loans. At December 31, 2006, $1.9 million, or 2.8% of our total loan portfolio consisted of commercial real estate loans secured by mixed use properties (properties combining residential and commercial space), office buildings and other commercial properties. We have generally originated adjustable rate commercial real estate loans with interest rates that adjust every five years based upon the five year Federal Home Loan Bank of New York advance rate, and which amortize over periods up to 25 years. The maximum loan-to-value ratio of our commercial real estate loans is 75%. We expanded our product base in December of 2006 to offer commercial real estate loans with three and five year interest rate adjustments with rates tied to either the Wall Street Journal Prime Rate or the three or five year treasury securities, which amortize over periods up to 20 years. We also introduced fixed rate commercial real estate loans with maximum amortized terms of 15 years and a limited Interest Only Mortgage with rates adjusting every 6 months tied to the Wall Street Journal Prime, with a maximum amortized term of 10 years and a maximum loan to value ratio of 60%. At December 31, 2006, we had 10 commercial real estate loans with an average outstanding balance of $191,000. At December 31, 2006, our largest loan secured by commercial real estate consisted of a $366,000 loan secured by a restaurant. At December 31, 2006, except for one loan, all of our loans secured by commercial real estate were performing in accordance with their terms. One loan with a balance of $117,000 was over 90 days delinquent at December 31, 2006 and has been habitually slow in payments during 2006. Management does not anticipate any loss on this loan because the loan is well collateralized by the property’s value, which management believes has increased since the property was appraised at $1.0 million at the time the loan was granted in 1998. The property is presently under contract to sell. All commercial real estate loans are secured by properties located within Northern New Jersey.

Loans secured by multi-family real estate (other than mixed use properties listed above) totaled approximately $857,000 or 1.27%, of the total loan portfolio at December 31, 2006. Multi-family real estate loans generally are secured by rental properties, including walk-up apartments. At December 31, 2006, we had 4 multi-family loans with an average principal balance of $214,000, and the largest multi-family real estate loan had a principal balance of $579,000. Two of our multi-family loans represent participation interests in loans originated by the New Jersey Thrift Institutions Community Investment Corporation. These participation interests are secured by low and moderate income multi-family properties located in Wayne Township and in Paterson, New Jersey. As of December 31, 2006, all of our loans secured by multi-family real estate loans were performing in accordance with their terms. Multi-family real estate loans generally are offered with interest rates that adjust after three to five years and are tied to either the FHLB of New York advance rate, the Prime Rate as published in the Wall Street Journal or the three or five year treasury securities. Adjustable rate multi-family loans are originated for terms of up to 20 to 25 years, and fixed rate multi-family loans are originated on a limited basis and are for terms up to 15 years.

We consider a number of factors in originating commercial and multi-family real estate loans. We evaluate the qualifications and financial condition of the borrower (including credit history), profitability and expertise, as well as the value and condition of the mortgaged property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service) to ensure that it is at least 130% of the monthly debt service, and the ratio of the loan amount to the appraised value of the mortgaged property. Commercial and multi-family real estate loans are originated in amounts up to 75% of the appraised value of the mortgaged property securing the loan. All commercial and multi-family real estate loans are appraised by outside independent appraisers approved by the board of directors. Personal guarantees are often obtained from commercial and multi-family real estate borrowers. We generally do not originate commercial and multi-family real estate loans secured by industrial properties.

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

Consumer Loans. We are authorized to make loans for a variety of personal and consumer purposes. As of December 31, 2006, consumer loans totaled $20.6 million, or 30.5% of our total loan portfolio. Our consumer loans consist primarily of home equity loans and home equity lines of credit. Our procedure for underwriting consumer loans includes an assessment of the applicant’s credit history and ability to meet existing obligations and payments of the proposed loan, as well as an evaluation of the value of the collateral security, if any.

The largest component of our consumer loans consists of home equity loans and home equity lines of credit which totaled $19.8 million, or 29.3% of our total loan portfolio, as of December 31, 2006. Home equity loans and home equity lines of credit are generally made for owner-occupied homes, and are secured by first or second mortgages on residences. Home equity loans may have a term of up to 20 years, and are originated at a fixed rate of interest. Home equity lines of credit are revolving lines of credit and have adjustable rates of interest. We offer home equity loans and lines of credit up to $350,000. At December 31, 2006, our home equity loans had an average balance of $75,000 and our home equity lines of credit had an average credit limit of $50,000. Generally home equity loans and lines of credit have a maximum loan to value ratio of 80% (including any senior lien on the collateral property), although we will originate such loans with a loan-to-value ratio up to 89% within our community reinvestment designated area, provided Lincoln Park Savings has the first lien on the property securing the loan. We currently offer home equity lines of credit for a period of up to 20 years, and generally at rates tied to the prime interest rate as published in The Wall Street Journal.

Automobile loans accounted for $218,000 of our consumer loans at December 31, 2006. Our automobile loans generally have terms that do not exceed five years and carry a fixed rate of interest. Generally, automobile loans are made in amounts up to 85% of the purchase price on new vehicles, and up to 80% of the National Automobile Dealers Association retail value on used vehicles. Collision and comprehensive insurance is required on all automobile loans. We require a lien on the title to the vehicle securing the loan.

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

Construction Loans. At December 31, 2006, we had no construction loans. At December 31, 2006, we had $437,000 in land loans. We currently offer adjustable-rate and fixed-rate residential construction loans for the construction of owner-occupied, single-family residences. These loans generally are offered to borrowers who have a contract for construction of a single family residence on property they own at the time of the loan origination. Construction loans generally have terms of nine months to one year, but typically are structured to become permanent mortgage loans once construction is completed. During the construction period, construction loans require the payment of interest only. Construction loans will generally be made in amounts up to 80% of the appraisal value of the property. Funds are disbursed in accordance with a schedule reflecting the completion of portions of the project.

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

Other Loans. We have authority to make secured and unsecured commercial business loans, and have closed one commercial line of credit to a local small business for $250,000. No advances were drawn to date and the account remains at a zero balance. We anticipate that commercial business lines of credit, as well as other commercial business loans, will grow over the next several years as we increase our marketing of these products.

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

The following table shows our loan origination purchases, sales and repayment activities for the periods indicated.

	Years Ended December 31,
	2006	2005
	(In Thousands)

Beginning of period	$66,383	$57,154

Originations by Type:
Real estate mortgage:
One- to four-family	7,425	9,988
Multi-family	585	—
Commercial	555	862
Construction	—	—
Consumer:
Passbook or certificate	12	17
Home equity lines of credit	5,928	6,574
Home equity	4,503	7,170
Automobile	86	225
Personal secured/unsecured	872	179
Overdraft line of credit	97	6
Total loans originated	20,063	25,021

Purchases:
Total purchases	—	—

Sales:
Total sales	—	—

Principal repayments	18,973	15,824
Total reductions	18,973	15,824

Increase in other items, net	(22)	32
Net increase	1,068	9,229

Ending balance	$67,451	$66,383

Loan Approval Procedures and Authority. The loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan. To assess the borrower’s ability to repay, we review the employment and credit history and information on the historical and projected income and expenses of mortgagors. All loans up to $200,000 may be approved by certain of our officers pursuant to delegated loan approval authority or by our Loan Committee. Our Loan Committee consists of two directors, the President, and the Vice President of Lending. The President and/or one Director and Vice President of Lending have a combined lending authority up to $100,000. The Vice President of Lending and an Assistant Vice President have a combined lending authority of up to $50,000. Three of the four members of the Loan Committee may approve loans up to $200,000. All loans in excess of $200,000 must be approved by the board of directors. In addition, the board of directors ratifies all loans approved by management.

We require appraisals of all real property securing loans. Appraisals are performed by independent licensed appraisers. All appraisers are approved by the board of directors annually. We require fire and extended coverage insurance in amounts at least equal to the principal amount of the loan.

Non-performing and Problem Assets

Lincoln Park Savings commences collection efforts when a loan becomes 11 days past due with system generated reminder notices. Subsequent late charge and delinquent notices are issued and the account is monitored on a regular basis thereafter. Personal, direct contact with the borrower is attempted early in the collection process as a courtesy reminder and later to determine the reason for the delinquency and to safeguard Lincoln Park Savings’ collateral. When a loan is more than 60 days past due, the credit file is reviewed and, if deemed necessary, information is updated or confirmed and collateral re-evaluated. We make every effort to contact the borrower and develop a plan of repayment to cure the delinquency. All loans 30 days past due and greater are reported to the board of directors. Upon direction of the board of directors, if no repayment plan is in process, the file is referred to counsel for the commencement of foreclosure or other collection efforts.

Loans are placed on non-accrual status when they are contractually 90 days or more delinquent. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received. Loans are removed from non-accrual status when their delinquency status is reduced to less than 90 days.

Non-performing Loans. At December 31, 2006, $158,000 or .23 % of our total loans were non-performing loans.

Non-performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. Delinquent loans that are 90 days or more past due are generally considered non-performing assets. During the periods presented, we did not have any troubled debt restructurings.

	At December 31,
	2006	2005
Non-accruing loans:	(Dollars in Thousands)
One- to four-family	$41	$279
Multi-family	—	—
Commercial real estate	117	—
Construction	—	—
Consumer - Home equity loans	—	—
Total	158	279

Accruing loans delinquent 90 days or more:
One- to four-family	—	—
Multi-family	—	—
Commercial real estate	—	—
Construction	—	—
Consumer - Passbook or Certificate	—	—
Total	—	—

Foreclosed assets	—	—

Total non-performing assets	$158	$279
Total as a percentage of total assets	.17%	0.30%
Total as a percent of total loans	.23%	0.42%
Allowance for loan loss related to non-performing loans	$1	$27

For the years ended December 31, 2006 and 2005, gross interest income which would have been recorded had our non-accruing loans been current in accordance with their original terms amounted to approximately $17,000 and $13,000, respectively. Interest income recognized on these loans for the years ended December 31, 2006 and 2005, was approximately $15,000 and $11,000, respectively.

Other Loans of Concern. At December 31, 2006, we had three single-family loans with an aggregate balance of $457,000 , with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with repayment terms of the loans and which may result in such loans being classified as non-performing. These loans are placed on Lincoln Park Savings’ watch list and are closely monitored.

Delinquent Loans. The following table sets forth our loan delinquencies by type, by amount and by percentage of type at the dates indicated.

	At December 31, 2006				At December 31, 2005
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in Thousands)
Real estate mortgage:
One- to four-family	1	$205	1	$41	—	$—	2	$279
Multi- family	—	—	—	—	—	—	—	—
Commercial	—	—	1	117	—	—	—	—
Construction	—	—	—	—	—	—	—	—
Total real estate loans	1	205	2	158	—	—	2	279

Consumer:
Passbook or certificate	1	7	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	1	22	—	—
Home equity	1	75	—	—	—	—	—	—
Automobile	—	—	—	—	1	7	—	—
Personal unsecured	—	—	—	—	—	—	—	—
Overdraft line of credit	—	—	—	—	—	—	—	—
Total other loans	2	82	—	—	2	29	—	—
Total delinquent loans	3	$287	2	$158	2	$29	2	$279

Delinquent loans to total loans		.43%		.23%		.04%		0.42%

Classified Assets. Federal and state regulations and our Asset Classification Policy provide that loans and other assets of lesser quality should be classified as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that we will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. We classify an asset as “special mention” if the asset has a potential weakness that warrants management’s close attention. While such assets are not impaired, management has concluded that if the potential weakness in the asset is not addressed, the value of the asset may deteriorate, adversely affecting the repayment of the asset.

We are required to establish general allowances for loan losses in an amount deemed prudent by management for loans classified substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When we classify problem assets as “loss,” we are required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by federal and state regulators which can order the establishment of additional general or specific loss allowances.

On the basis of management’s review of our assets, at December 31, 2006 we had classified assets totaling $414,000, consisting of $401,000 classified as substandard and $13,000 classified as doubtful. The substandard assets consist of 2 non-accrual loans totaling $158,000, one secured by single-family residential property and the second one secured by commercial property and a corporate bond that has sub-investment grade rating. The $13,000 market depreciation portion of the corporate bond is classified as doubtful, while the $243,000 remaining portion of the corporate bond is classified as substandard. The corporate bond will mature in January 2011 and has not yet missed an interest payment. Management expects the corporate bond to be paid in full upon maturity. At December 31, 2006, none of our assets were classified as loss.

At December 31, 2006, we had classified $457,000 of our mortgage and consumer loans as special mention. These loans consist of three mortgage loans secured by single-family residential properties.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses which are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with general economic and real estate market conditions. We utilize a two-tier approach: (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of our loan portfolio. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. Specific loan loss allowances are established for identified losses based on a review of such information. A loan evaluated for impairment is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. We do not aggregate such loans for evaluation purposes. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management’s judgment. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans which are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions. Payments received on impaired loans are applied first to accrued interest receivable and then to principal. The allowance for loan losses as of December 31, 2006 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable. This estimation is inherently subjective as it requires estimates and assumptions that are susceptible to significant revisions as more information becomes available. Although we believe that we have established the allowance at a level to absorb probable and estimable losses, future additions to the allowance for loan losses may be necessary if economic and other conditions in the future differ substantially from the current operating environment.

In addition, federal and state regulators, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require that we recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Allowance for Loan Losses. The following table analyzes changes in the allowance for the periods presented. We had no recoveries during the periods presented.

	At or For the Years Ended December 31,

	2006	2005
	(Dollars in Thousands)

Balance at beginning of period	$159	$156

Total charge-offs	(1)	(4)

Total recoveries	—	1

Net charge-offs	(1)	(3)
Provision (credited) charged to operations	(22)	6
Ending balance	$136	$159

Ratio of non-performing assets to total assets at the end of period	0.17%	0.30%

Ratio of net charge-offs during the period to loans outstanding during the period	0.00%	0.01%

Ratio of net charge-offs during the period to non-performing assets	0.07%	0.38%

Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the allowance for loan losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2006			2005
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Real estate mortgage:
One- to four-family	$66	$44,096	65.38%	$87	$42,449	63.92%
Multi- family	4	857	1.27	2	303	0.46
Commercial	10	1,913	2.84	12	2,415	3.64
Construction	—	—	0.00	3	629	0.95
Consumer:
Passbook or certificate	—	59	0.09	—	73	0.11
Home equity	36	14,489	21.49	34	13,464	20.27
Home equity lines of credit	13	5,304	7.86	17	6,599	9.94
Automobile	2	218	0.32	2	255	0.38
Personal secured/unsecured	5	482	0.71	2	200	0.30
Overdraft line of credit	—	27	0.04	—	22	0.03
Total	$136	$67,445	100.00%	$159	$66,409	100.00%

Each quarter, management evaluates the total balance of the allowance for loan losses based on several factors that are not loan specific, but are reflective of the inherent losses in the loan portfolio. This process includes, but is not limited to, a periodic review of loan collectibility in light of historical experience, the nature and volume of loan activity, conditions that may affect the ability of the borrower to repay, the underlying value of collateral, if applicable, and economic conditions in our immediate market area. First, we group loans by delinquency status. All loans 90 days or more delinquent are evaluated individually, based primarily on the value of the collateral securing the loan. Specific loss allowances are established as required by this analysis. All loans for which a specific loss allowance has not been assigned are segregated by type and a loss allowance is established by using loss experience data and management’s judgment concerning other matters it considers significant. The allowance is allocated to each category of loan based on the results of the above analysis.

Investments

Our investment portfolio at December 31, 2006 consisted of $17.6 million in United States Government agency securities, $1.2 million of corporate bonds, $913,000 of municipal bonds, $1.1 million in mortgage-backed securities and $151,000 in equity securities, $1.1 million in Federal Home Loan Bank of New York stock and $1.6 million in other interest-earning assets, consisting of regular and term deposits at other financial institutions. Our investment policy objectives are to maintain liquidity within the guidelines established by the board of directors. Our policy is to invest only in securities with an investment grade rating at the time of purchase. In addition, the market value of all securities and the credit rating of all non-U.S. Government issues are monitored monthly to determine whether any other than temporary losses exist.

Although corporate bonds may offer higher yields than U.S. Government or agency securities of comparable duration, corporate bonds also have a higher risk of default due to possible adverse changes in the credit-worthiness of the issuer. At December 31, 2006, one of our corporate bonds in the aggregate amount of $256,000 had been downgraded to non-investment grade ratings. This corporate bond will mature in January 2011 and has not yet missed an interest payment. Management expects this corporate bond to be paid in full upon maturity.

All of our $17.6 million of U.S. Government agency securities at December 31, 2006 were “step-up” securities. These securities require the issuer to pay increased interest rates in the future according to pre-determined schedules and formulas. Our portfolio currently contains securities that provide for various interest rate increases at various repricing intervals. At December 31, 2006, the repricing periods ranged from every year to every five years, and the interest rate adjustments ranged from 1/4 of 1% per adjustment to 4% per adjustment. In addition, these securities are callable at the option of the issuers. Although designed to protect the investor in a rising rate environment, the rate increases on these securities may not keep pace with rising interest rates in a rapidly rising interest rate environment. In addition, because of the call feature, the securities may be called by the issuer at a time when Lincoln Park Savings is not able to reinvest the proceeds of the called security at a rate comparable to what it was earning on the security.

We also invest in mortgage-backed securities, all of which are guaranteed by the United States Government or agencies or government sponsored enterprises. At December 31, 2006, our mortgage-backed securities portfolio totaled $1.1 million, or 1.1% of total assets, and consisted of $811,000 in fixed-rate securities, and $254,000 in adjustable rate securities guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac.

The following table sets forth the carrying value of our securities portfolio at the dates indicated. The carrying value represents fair value for available for sale securities, and amortized cost for held to maturity securities.

	At December 31,
	2006		2005
	Book Value	% of Total	Book Value	% of Total
	(Dollars in Thousands)
Investment securities available for sale:
U.S. Government agencies	$1,962	8.31%	$2,458	10.09%
Corporate bonds	—	—	—	—
Municipal bonds	347	1.47	350	1.44
Mortgage-backed securities	84	0.36	114	0.47
Collateralized mortgage obligations	—	—	—	—
Equity Securities	181	0.77	80	0.33
Total	2,574	10.91	3,002	12.33

Investment securities held to maturity:
U.S. Government agencies	15,633	66.25	15,132	62.14
Corporate bonds	1,155	4.90	1,840	7.56
Municipal bonds	566	2.40	591	2.43
Mortgage-backed securities	981	4.16	1,254	5.15
Collateralized mortgage obligations	—	—	—	—
Total	18,335	77.71	18,817	77.27

Other interest-earning assets:
Interest-earning deposits	1,372	5.81	688	2.83
Federal funds sold	—	—	—	—
Term deposits	190	0.81	581	2.39
FHLB stock	1,122	4.76	1,265	5.19
	2,684	11.38	2,534	10.41
Total	$23,593	100.00%	$24,353	100.00%

The following table sets forth the composition of our mortgage-backed securities at the dates indicated.

	At December 31,
	2006		2005
	Book Value	% of Total	Book Value	% of Total
	(Dollars in Thousands)
Mortgage-backed securities held to maturity:
Ginnie Mae	$474	48.32%	$629	50.16%
Freddie Mac	16	1.63	23	1.83
Fannie Mae	491	50.05	602	48.01
Total	$981	100.00%	$1,254	100.00%

	At December 31,
	2006		2005
	Book Value	% of Total	Book Value	% of Total
	(Dollars in Thousands)
Mortgage-backed securities available for sale:
Ginnie Mae	$84	100.00%	$114	100.00%
Freddie Mac	—	—	—	—
Fannie Mae	—	—	—	—
Total	$84	100.00%	$114	100.00%

The composition and maturities of the investment securities portfolio as of December 31, 2006, excluding Federal Home Loan Bank of New York stock, are indicated in the following table. Maturities are based upon on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax-equivalent basis.

	At December 31, 2006								Total Investment Securities
	Less Than 1 Year		1 to 5 Years		5 to 10 Years		Over 10 Years
	Book Value	Weighted Average Interest Rate	Book Value	Weighted Average Interest Rate	Book Value	Weighted Average Interest Rate	Book Value	Weighted Average Interest Rate	Book Value	Weighted Average Interest Rate	Market Value
	(Dollars in Thousands)

Available for Sale:

Equity	$151	—%	$—	—%	$—	—%	$—	—%	$151	—%	$181
U.S. Government agencies	—	—	500	4.00	500	4.00	1,000	4.50	2,000	4.25	1,962
Corporate bonds	—	—	—	—	—	—	—	—	—	—	—
Municipal bonds	—	—	251	3.63	100	3.35	—	—	351	3.55	347
Mortgage-backed securities	—	—	—	—	—	—	83	5.65	83	5.65	84
Total available for sale	$151%	%	$751	3.88%	$600	4.00%	$1,083	4.59%	$2,585	3.95%	$2,574

Held to Maturity:

U.S. Government agencies	$—	—%	$500	4.00%	$4,350	4.23%	$10,783	4.82%	$15,633	4.63%	$15,239
Corporate bonds	100	6.00	355	6.86	200	5.25	500	4.63	1,155	5.54	1,116
Municipal bonds	—	—	—	—	—	—	566	4.16	566	4.16	569
Mortgage-backed securities	—	—	2	7.49	5	8.75	974	5.87	981	5.88	966
Total held to maturity	$100	6.00%	$857	5.19%	$4,555	4.28%	$12,823	5.00%	$18,335	5.00%	$17,890
Total securities	$251	2.39%	$1,608	4.58%	$5,155	4.25%	$13,906	4.97%	$20,920	4.87%	$20,464

The following table shows securities purchase, sale and repayment activities of Lincoln Park Savings for the periods indicated.

	Years Ended December 31,

	2006		2005
	(In Thousands)
Available for Sale:
Purchases:
Adjustable-rate	$		$
Fixed-rate		87		78
Total purchases		87		78

Sales:
Adjustable-rate		—		—
Fixed-rate		(24)		—
Total sales		(24)		—

Principal repayments		(530)		(1,346)
Other items, net		38		(46)
Net increase (decrease)		$(429)		$(1,314)

	Years Ended December 31,

	2006	2005
	(In Thousands)
Held to Maturity:
Purchases:
Adjustable-rate	$—	$3,860
Fixed-rate	1,000	100
Total purchases	1,000	3,960

Sales:
Adjustable-rate	—	—
Fixed-rate	—	—
Total sales	—	—

Principal repayments	(1,482)	(2,177)
Other items, net	—	(9)
Net increase (decrease)	$(482)	$1,774

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions. At December 31, 2006, $32.8 million, or 56.7% of our deposit accounts were certificates of deposit, of which $28.3 million have maturities of one year or less.

Deposits. The following table sets forth the dollar amount of deposits in the various types of deposit programs we offered as of the dates indicated.

	At December 31,
	2006			2005
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in Thousands)

Non-interest-bearing demand	$769	1.33%	—%	$750	1.38%	—%
Interest-bearing demand	11,087	19.17	2.13	11,556	21.26	1.05
Savings and club	13,182	22.79	1.01	15,711	28.90	1.00
Certificate of deposit	32,806	56.71	4.62	26,350	48.46	3.20
Total deposits	$57,844	100.00%	3.26%	$54,367	100.00%	2.06%

The following table sets forth the deposit activities for the periods indicated.

	Years Ended December 31,
	2006	2005
	(Dollars in Thousands)

Beginning of period	$54,367	$57,216
Net deposits increase (withdrawals)	2,002	(3,884)
Interest credited on deposit accounts	1,475	1,035
Ending balance	$57,844	$54,367
Percent increase (decrease) from beginning of period	6.40%	(4.98)%

The following table indicates the amount of certificates of deposit as of December 31, 2006, by time remaining until maturity.

	Three months or less	Over three months to six months	Over six months to nine months	Over nine months to twelve months	Over twelve months	Total
	(In Thousands)
Certificate of deposit:
Less than $100,000	$4,625	$7,461	$5,627	$3,590	$4,137	$25,440
$100,000 or more	536	2,938	3,138	432	322	7,366
Total	$5,161	$10,399	$8,765	$4,022	$4,459	$32,806

The following table presents, by rate category, our certificate of deposit accounts as of the dates indicated.

	At December 31,
	2006		2005
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Certificate of deposit rates:
1.00% - 1.99%	$—	—%	$1,126	4.27%
2.00% - 2.99%	47	0.14	6,702	25.43
3.00% - 3.99%	7,791	23.75	15,868	60.22
4.00% - 4.99%	10,221	31.16	2,647	10.05
5.00% - 5.99%	14,747	44.95	7	0.03
6.00% - 6.99%	—	—	—	—
Total	$32,806	100.00%	$26,350	100.00%

The following table presents, by rate category, the remaining period to maturity of certificate of deposit accounts outstanding as of December 31, 2006.

	Maturity Date
	1 Year or Less	Over 1 to 2 Years	Over 2 to 3 Years	Over 3 Years	Total
	(In Thousands)
Interest rate:
1.00% - 1.99%	$—	$—	$—	$—	$—
2.00% - 2.99%	47	—	—	—	47
3.00% - 3.99%	5,847	1.471	473	—	7,791
4.00% - 4.99%	7,706	1,377	809	329	10,221
5.00% - 5.99%	14,747	—	—	—	14,747
6.00% - 6.99%	—	—	—	—	—
Total	$28,347	$2,848	$1,282	$329	$32,806

Borrowings. We may obtain advances from the Federal Home Loan Bank of New York upon the security of the common stock we own in the Federal Home Loan Bank and our qualifying residential mortgage loans and mortgage-backed securities, provided certain standards related to creditworthiness are met. These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Federal Home Loan Bank advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. Using FHLB advances is a significant part of our operating strategy. As of December 31, 2006, we had FHLB advances in the amount of $22.0 million, which represented 27.3% of total liabilities. As a member of the Federal Home Loan Bank of New York, Lincoln Park Savings can currently borrow up to approximately $34.6 million from the Federal Home Loan Bank.

The following table sets forth certain information regarding FHLB advances for the periods indicated. We had no other material borrowings during the periods.

	At or For the Years Ended December 31,
	2006	2005
	(Dollars in Thousands)

Maximum balance:
FHLB advances	$27,975	$25,534

Average Balance:
FHLB advances	$25,802	$19,815

Weighted average interest rate:
FHLB advances	4.24%	3.93%

The contractual maturities of FHLB advances at December 31, 2006, are as follows:

	Amount	Weighted Average Rate
	(Dollars in Thousands)
Within one year	$6,500	5.12%
After one through five years	13,612	3.76
After five through fifteen years	1,866	4.69
Total	$21,978	4.24%

Subsidiary Activities

Lincoln Park Bancorp has one subsidiary, Lincoln Park Savings. Lincoln Park Savings’ wholly owned subsidiary is LPS Investment Company. LPS Investment Company was recently formed as an operating subsidiary of the Bank for the purpose of investing in stocks, bonds, mortgages, and other securities, limited to the types of securities in which the Bank is authorized to invest.

Personnel

As of December 31, 2006, we had 12 full-time employees and 8 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

FEDERAL AND STATE TAXATION

Federal Taxation

General. Lincoln Park Bancorp and Lincoln Park Savings are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. Lincoln Park Savings’ tax returns have not been audited during the past five years. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Lincoln Park Bancorp or Lincoln Park Savings.

Method of Accounting. For federal income tax purposes, Lincoln Park Savings currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns.

Bad Debt Reserves. Prior to the Small Business Protection Act of 1996 (the “1996 Act”), Lincoln Park Savings was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. Lincoln Park Savings was required to use the specific charge-off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). Lincoln Park Savings had approximately $730,000 of reserves subject to recapture.

Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income should Lincoln Park Savings fail to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift related recapture rules.

At December 31, 2006, our total federal pre-1988 base year reserve was approximately $730,000. However, under current law, pre-1988 base year reserves remain subject to recapture should Lincoln Park Savings make certain non-dividend distributions, repurchase any of its stock, pay dividends in excess of tax earnings and profits, or cease to maintain a bank charter.

Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the “Code”) imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”). The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Lincoln Park Savings has not been subject to the alternative minimum tax and has no such amounts available as credits for carryover.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2006, Lincoln Park Savings had no net operating loss carryforwards for federal income tax purposes.

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

State Taxation

New Jersey State Taxation. Lincoln Park Savings files New Jersey Corporation Business tax returns. Generally, the income of savings institutions in New Jersey, which is calculated based on federal taxable income, subject to certain adjustments, is subject to the New Jersey Corporation Business tax. Lincoln Park Savings is not currently under audit with respect to its New Jersey income tax returns and Lincoln Park Savings’ state tax returns have not been audited for the past five years.

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

New Jersey income tax law does not allow for a taxpayer to file a tax return on a combined or consolidated basis with another member of the affiliated group where there is common ownership. However, if the taxpayer cannot demonstrate by clear and convincing evidence that the tax filing discloses the true earnings of the taxpayer on its business carried on in the State of New Jersey, the New Jersey Director of the Division of Taxation may, at the director’s discretion, require the taxpayer to file a consolidated return of the entire operations of the affiliated group or controlled group, including its own operations and income.

REGULATION

General

Lincoln Park Savings is a New Jersey chartered savings bank. Its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation under the Savings Association Insurance Fund (the “SAIF”). Lincoln Park Savings is subject to extensive regulation, examination and supervision by the Commissioner of the New Jersey Department of Banking and Insurance as the issuer of its charter, and by the Federal Deposit Insurance Corporation as the deposit insurer. Lincoln Park Savings must file reports with the New Jersey Commissioner and the Federal Deposit Insurance Corporation concerning its activities and financial condition, and it must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices. The New Jersey Commissioner and the Federal Deposit Insurance Corporation conducts periodic examinations to assess Lincoln Park Savings’ compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the deposit insurance fund and depositors and not for the purpose of protecting stockholders. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Prior to the conversion of Lincoln Park Savings from a New Jersey savings and loan association to a New Jersey savings bank, Lincoln Park Savings was subject to examination and supervision by the Office of Thrift Supervision.

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

A savings bank may also invest pursuant to a “leeway” power that permits investments not otherwise permitted by the New Jersey Banking Act. “Leeway” investments must comply with a number of limitations on the individual and aggregate amounts of “leeway” investments. Lincoln Park Savings does not currently have any “leeway” investments. A savings bank may also exercise trust powers upon approval of the New Jersey Commissioner. Lincoln Park Savings currently does not have trust powers. New Jersey savings banks may exercise those powers, rights, benefits or privileges authorized for national banks or out-of-state banks or for federal or out-of-state savings banks or savings associations, provided that before exercising any such power, right, benefit or privilege, prior approval by the New Jersey Commissioner by regulation or by specific authorization is required. The exercise of these lending, investment and activity powers are limited by federal law and the related regulations. See “—Federal Banking Regulation—Activity Restrictions on State-Chartered Banks” below.

Loans-to-One-Borrower Limitations. With certain specified exceptions, a New Jersey chartered savings bank may not make loans or extend credit to a single borrower and to entities related to the borrower in an aggregate amount that would exceed 15% of the bank’s capital funds. A savings bank may lend an additional 10% of the bank’s capital funds if secured by collateral meeting the requirements of the New Jersey Banking Act. Lincoln Park Savings currently complies with applicable loans-to-one-borrower limitations.

Dividends. Under the New Jersey Banking Act, a stock savings bank may declare and pay a dividend on its capital stock only to the extent that the payment of the dividend would not impair the capital stock of the savings bank. In addition, a stock savings bank may not pay a dividend unless the savings bank would, after the payment of the dividend, have a surplus of not less than 50% of its capital stock, or the payment of the dividend would not reduce the surplus. Federal law may also limit the amount of dividends that may be paid by Lincoln Park Savings. See “—Federal Banking Regulation—Prompt Corrective Action” below.

Minimum Capital Requirements. Regulations of the New Jersey Commissioner impose on New Jersey chartered depository institutions, including Lincoln Park Savings, minimum capital requirements similar to those imposed by the Federal Deposit Insurance Corporation on insured state banks. See “—Federal Banking Regulation—Capital Requirements.”

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

Tier 1 capital is comprised of the sum of:

•	common stockholders’ equity, excluding the unrealized appreciation or depreciation, net of tax, from available for sale securities;

•	non-cumulative perpetual preferred stock, including any related retained earnings; and

•	minority interests in consolidated subsidiaries minus all intangible assets, other than qualifying servicing rights and any net unrealized loss on marketable equity securities.

The components of Tier 2 capital currently include:

•	cumulative perpetual preferred stock;

•	certain perpetual preferred stock for which the dividend rate may be reset periodically;

•	hybrid capital instruments, including mandatory convertible securities;

•	term subordinated debt;

•	intermediate term preferred stock;

•	allowance for possible loan losses; and

•	up to 45% of pretax net unrealized holding gains on available for sale equity securities with readily determinable fair market values.

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

The federal banking agencies, including the Federal Deposit Insurance Corporation, have also adopted regulations to require an assessment of an institution’s exposure to declines in the economic value of a bank’s capital due to changes in interest rates when assessing the bank’s capital adequacy. Under such a risk assessment, examiners will evaluate a bank’s capital for interest rate risk on a case-by-case basis, with consideration of both quantitative and qualitative factors. According to the agencies, applicable considerations include:

•	the quality of the bank’s interest rate risk management process;

•	the overall financial condition of the bank; and

•	the level of other risks at the bank for which capital is needed.

Institutions with significant interest rate risk may be required to hold additional capital. The agencies also issued a joint policy statement providing guidance on interest rate risk management, including a discussion of the critical factors affecting the agencies’ evaluation of interest rate risk in connection with capital adequacy.

The Federal Deposit Insurance Corporation adopted regulations, effective April 1, 2002, establishing minimum regulatory capital requirements for equity investments in non-financial companies. The regulations apply a series of marginal capital charges that range from 8% to 25% depending upon the size of the aggregate equity investment portfolio of the banking organization relative to its Tier 1 capital. The capital charge would be applied by making a deduction, which would be based on the adjusted carrying value of the equity investment from the organization’s Tier 1 capital. We do not believe this capital requirement will have a material adverse effect upon our operations. However, we will have to take this requirement into consideration should we, at some point in the future, decide to invest in non-financial companies.

The following table shows our leverage ratio, our Tier 1 risk-based capital ratio, and our total risk-based capital ratio, at December 31, 2006, under the Federal Deposit Insurance Corporation capital requirements:

	As of December 31, 2006		To be Well Capitalized		Excess
	Historical Capital	Percent of Assets(1)	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Regulatory Tier 1 leverage capital	$9,575	10.37%	$4,615	5.00%	$4,960	5.37%
Tier 1 risk-based capital	9,575	19.06	3,015	6.00	6,560	13.06
Total risk-based capital	9,711	19.33	5,024	10.00	4,687	9.33

(1)
For purposes of calculating Regulatory Tier 1 leverage capital, assets are based on adjusted average leverage assets. In calculating Tier 1 risk based capital and total risk-based capital, assets are based on total risk-weighted assets.

As the table shows, as of December 31, 2006, Lincoln Park Savings was considered “well capitalized” under Federal Deposit Insurance Corporation guidelines.

Activity Restrictions on State-Chartered Banks. Section 24 of the Federal Deposit Insurance Act, as amended, (“FDIA”) which was added by the FDIC Improvement Act of 1991 (“FDIC Improvement Act”), generally limits the activities and investments of state-chartered Federal Deposit Insurance Corporation insured banks and their subsidiaries to those permissible for national banks and their subsidiaries, unless such activities and investments are specifically exempted by Section 24 of the FDIA or consented to by the Federal Deposit Insurance Corporation.

Before making a new investment or engaging in a new activity that is not permissible for a national bank or otherwise permissible under Section 24 of the FDIA, an insured bank must seek approval from the Federal Deposit Insurance Corporation to make such investment or engage in such activity. The Federal Deposit Insurance Corporation will not approve the activity unless the bank meets its minimum capital requirements and the Federal Deposit Insurance Corporation determines that the activity does not present a significant risk to the Federal Deposit Insurance Corporation insurance funds. Certain activities of subsidiaries that are engaged in activities permitted for national banks only through a “financial subsidiary” are subject to additional restrictions.

The Gramm-Leach-Bliley Act (“Gramm-Leach”) permits a state-chartered savings bank to engage, through financial subsidiaries, in any activity in which a national bank may engage through a financial subsidiary and on substantially the same terms and conditions. In general, Gramm-Leach permits a national bank that is well-capitalized and well-managed to conduct, through a financial subsidiary, any activity permitted for a financial holding company other than insurance underwriting, insurance investments, real estate investment or development or merchant banking. The total assets of all such financial subsidiaries may not exceed the lesser of 45% of the bank’s total assets or $50 billion. The bank must have policies and procedures to assess the financial subsidiary’s risk and protect the bank from such risk and potential liability, must not consolidate the financial subsidiary’s assets with the bank’s and must exclude from its own assets and equity all equity investments, including retained earnings, in the financial subsidiary. State chartered savings banks may retain subsidiaries in existence as of March 11, 2000 and may engage in activities that are not authorized under Gramm-Leach; otherwise, Gramm-Leach will preempt all state laws regarding the permissibility of certain activities for state chartered banks if such state law is in conflict with the provisions of Gramm-Leach (with the exception of certain insurance activities), regardless of whether the state law would authorize broader or more restrictive activities. Although Lincoln Park Savings meets all conditions necessary to establish and engage in permitted activities through financial subsidiaries, it has not yet determined whether or the extent to which it will seek to engage in such activities.

Federal Home Loan Bank System. Lincoln Park Savings is a member of the FHLB system, which consists of twelve regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Board (“FHFB”). The FHLB provides a central credit facility primarily for member thrift institutions as well as other entities involved in home mortgage lending. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLBs. It makes loans to members (i.e., advances) in accordance with policies and procedures, including collateral requirements, established by the respective boards of directors of the FHLBs. These policies and procedures are subject to the regulation and oversight of the FHFB. All long-term advances are required to provide funds for residential home financing. The FHFB has also established standards of community or investment service that members must meet to maintain access to such long term advances. Lincoln Park Savings, as a member of the FHLB of New York, is required to purchase and hold shares of capital stock in that FHLB in an amount at least equal to the greater of (i) 1% of the aggregate principal amount of its unpaid mortgage loans, home purchase contracts and similar obligations at the beginning of each year; (ii) 0.3% of its assets; or (iii) 5% (or such greater fraction as established by the FHLB) of its advances from the FHLB as of December 31, 2003. Pursuant to Gramm-Leach, the foregoing minimum share ownership requirements will be replaced by regulations to be promulgated by the FHFB. Gramm-Leach specifically provides that the minimum requirements in existence immediately prior to adoption of Gramm-Leach shall remain in effect until such regulations are adopted. Lincoln Park Savings is in compliance with these requirements.

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

The Federal Deposit Insurance Corporation is required, with some exceptions, to appoint a receiver or conservator for an insured state bank if that bank is “critically undercapitalized.” For this purpose, “critically undercapitalized” means having a ratio of tangible capital to total assets of less than 2%. The Federal Deposit Insurance Corporation may also appoint a conservator or receiver for a state bank on the basis of the institution’s financial condition or upon the occurrence of certain events, including:

•	insolvency, or when the assets of the bank are less than its liabilities to depositors and others;

•	substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices;

•	existence of an unsafe or unsound condition to transact business;

•	likelihood that the bank will be unable to meet the demands of its depositors or to pay its obligations in the normal course of business; and

•
insufficient capital, or the incurring or likely incurring of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment of capital without federal assistance.

Insurance of Deposit Accounts. Deposit accounts at Lincoln Park Savings are insured by the Federal Deposit Insurance Corporation up to a maximum of $100,000 per separately insured depositor and up to a maximum amount of $250,000 for self-directed retirement accounts. Lincoln Park Savings’ deposits, therefore, are subject to Federal Deposit Insurance Corporation deposit insurance assessments. The Federal Deposit Insurance Corporation has adopted a risk-based system for determining deposit insurance assessments.

On November 2, 2006, the Federal Deposit Insurance Corporation adopted final regulations that assess insurance premiums based on risk. As a result, the new regulation will enable the Federal Deposit Insurance Corporation to more closely tie each financial institution’s deposit insurance premiums to the risk it poses to the deposit insurance fund. Under the new risk-based assessment system, which becomes effective in the beginning of 2007, the Federal Deposit Insurance Corporation will evaluate the risk of each financial institution based on its supervisory rating, its financial ratios, and its long-term debt issuer rating. The new rates for nearly all of the financial institution industry will vary between five and seven cents for every $100 of domestic deposits. The assessment to be paid during the year ending December 31, 2007 will be offset by a credit from the Federal Deposit Insurance Corporation to Lincoln Park Savings of $57,400. At the same time, the Federal Deposit Insurance Corporation also adopted final regulations designating the reserve ratio for the deposit insurance fund during 2007 at 1.25% of estimated insured deposits.

Effective March 31, 2006, the Federal Deposit Insurance Corporation merged the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) into a single fund called the Deposit Insurance Fund. As a result of the merger, the BIF and the SAIF were abolished. The merger of the BIF and the SAIF into the Deposit Insurance Fund does not affect the authority of the Financing Corporation (“FICO”) to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2006, the annualized FICO assessment was equal to 122 basis points for each $100 in domestic deposits maintained at an institution.

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

Section 23A:

•
limits the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such bank’s capital stock and retained earnings, and limits all such transactions with all affiliates to an amount equal to 20% of such capital stock and retained earnings; and

•	requires that all such transactions be on terms that are consistent with safe and sound banking practices.

The term “covered transaction” includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions. Further, most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amounts. In addition, any covered transaction by a bank with an affiliate and any purchase of assets or services by a bank from an affiliate must be on terms that are substantially the same, or at least as favorable to the bank, as those that would be provided to a non-affiliate.

In addition, provisions of the BHCA prohibit extensions of credit to a bank’s insiders and their related interests by any other institution that has a correspondent banking relationship with the bank, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

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

Privacy Standards. Effective July 1, 2001, financial institutions, such as Lincoln Park Bancorp and Lincoln Park Savings, became subject to Federal Deposit Insurance Corporation regulations implementing the privacy protection provisions of Gramm-Leach. These regulations require Lincoln Park Bancorp and Lincoln Park Savings to disclose their privacy policy, including identifying with whom they share “non-public personnel information” to customers at the time of establishing the customer relationship and annually thereafter.

The regulations also require Lincoln Park Bancorp and Lincoln Park Savings to provide their customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, Lincoln Park Bancorp and Lincoln Park Savings are required to provide their customers with the ability to “opt-out” of having Lincoln Park Bancorp and Lincoln Park Savings share their non-public personal information with unaffiliated third parties before they can disclose such information, subject to certain exceptions. The implementation of these regulations has not had a material adverse effect on Lincoln Park Bancorp and Lincoln Park Savings. Gramm-Leach also provides for the ability of each state to enact legislation that is more protective of consumers’ personal information. Currently there are a number of privacy bills pending in the New Jersey legislature. No action has been taken on any of these bills, and we cannot predict whether any of them will become law or what impact, if any, these bills will have if enacted into law.

On February 1, 2001, the Federal Deposit Insurance Corporation and other federal banking agencies adopted guidelines establishing standards for safeguarding customer information to implement certain provisions of Gramm-Leach. The guidelines describe the agencies’ expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to insure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer. We implemented the guidelines prior to their effective date of July 1, 2001 and such implementation did not have a material adverse effect on our operations.

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

The Interagency Guidelines, among other things, require a depository institution to establish internal loan-to-value limits for real estate loans that are not in excess of the following supervisory limits:

•	for loans secured by raw land, the supervisory loan-to-value limit is 65% of the value of the collateral;

•	for land development loans, or loans for the purpose of improving unimproved property prior to the erection of structures, the supervisory limit is 75%;

•	for loans for the construction of commercial, multi-family or other non-residential property, the supervisory limit is 80%;

•	for loans for the construction of one- to four-family residential properties, the supervisory limit is 85%; and

•
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

Community Reinvestment Act and Fair Lending Laws. All Federal Deposit Insurance Corporation insured institutions have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a state chartered savings bank, the Federal Deposit Insurance Corporation is required to assess the institution’s record of compliance with the Community Reinvestment Act. Among other things, the current Community Reinvestment Act regulations replace the prior process-based assessment factors with a new evaluation system that rates an institution based on its actual performance in meeting community needs. In particular, the current evaluation system focuses on three tests:

•	a lending test, to evaluate the institution’s record of making loans in its service areas;

•
an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and

•	a service test, to evaluate the institution’s delivery of services through its branches, ATMs and other offices.

An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities. We received an outstanding Community Reinvestment Act rating in our most recently completed federal examination, which was conducted by the Office of Thrift Supervision in March 2004.

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

In addition, the Federal Deposit Insurance Corporation adopted regulations to require a bank that is given notice by the Federal Deposit Insurance Corporation that it is not satisfying any of such safety and soundness standards to submit a compliance plan to the Federal Deposit Insurance Corporation. If, after being so notified, a bank fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the Federal Deposit Insurance Corporation may issue an order directing corrective and other actions of the types to which a significantly undercapitalized institution is subject under the “prompt corrective action” provisions of FDIA. If a bank fails to comply with such an order, the Federal Deposit Insurance Corporation may seek to enforce such an order in judicial proceedings and to impose civil monetary penalties.

Prompt Corrective Action. The FDIC Improvement Act also established a system of prompt corrective action to resolve the problems of undercapitalized institutions. The Federal Deposit Insurance Corporation, as well as the other federal banking regulators, adopted regulations governing the supervisory actions that may be taken against undercapitalized institutions. The regulations establish five categories, consisting of “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” The Federal Deposit Insurance Corporation’s regulations define the five capital categories as follows:

An institution will be treated as “well capitalized” if:

•	its ratio of total capital to risk-weighted assets is at least 10%;

•	its ratio of Tier 1 capital to risk-weighted assets is at least 6%; and

•	its ratio of Tier 1 capital to total assets is at least 5%, and it is not subject to any order or directive by the Federal Deposit Insurance Corporation to meet a specific capital level.

An institution will be treated as “adequately capitalized” if:

•	its ratio of total capital to risk-weighted assets is at least 8%; or

•	its ratio of Tier 1 capital to risk-weighted assets is at least 4%; and

•
its ratio of Tier 1 capital to total assets is at least 4% (3% if the bank receives the highest rating under the Uniform Financial Institutions Rating System) and it is not a well-capitalized institution.

An institution will be treated as “undercapitalized” if:

•	its total risk-based capital is less than 8%; or

•	its Tier 1 risk-based capital is less than 4%; and

•	its leverage ratio is less than 4% (or less than 3% if the institution receives the highest rating under the Uniform Financial Institutions Rating System).

An institution will be treated as “significantly undercapitalized” if:

•	its total risk-based capital is less than 6%;

•	its Tier 1 capital is less than 3%; or

•	its leverage ratio is less than 3%.

An institution that has a tangible capital to total assets ratio equal to or less than 2% would be deemed to be “critically undercapitalized.”

The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank’s capital decreases within the three undercapitalized categories. All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the bank would be undercapitalized. The Federal Deposit Insurance Corporation is required to monitor closely the condition of an undercapitalized bank and to restrict the growth of its assets. An undercapitalized bank is required to file a capital restoration plan within 45 days of the date the bank receives notice that it is within any of the three undercapitalized categories, and the plan must be guaranteed by any parent holding company. The aggregate liability of a parent holding company is limited to the lesser of:

•	an amount equal to five percent of the bank’s total assets at the time it became “undercapitalized,” or

•
the amount that is necessary (or would have been necessary) to bring the bank into compliance with all capital standards applicable with respect to such bank as of the time it fails to comply with the plan.

If a bank fails to submit an acceptable plan, it is treated as if it were “significantly undercapitalized.” Banks that are significantly or critically undercapitalized are subject to a wider range of regulatory requirements and restrictions.

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

Loans to a Bank’s Insiders

Federal Regulation. A bank’s loans to its executive officers, directors, any owner of 10% or more of its stock (each, an insider) and any of certain entities affiliated with any such person (an insider’s related interest) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the Federal Reserve Board’s Regulation O thereunder. Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks, which is comparable to the loans-to-one-borrower limit applicable to Lincoln Park Savings’ loans. See “—New Jersey Banking Regulation—Loans-to-One Borrower Limitations.” All loans by a bank to all insiders and insiders’ related interests in the aggregate may not exceed the bank’s unimpaired capital and unimpaired surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer’s children and certain loans secured by the officer’s residence, may not exceed the lesser of (1) $100,000 or (2) the greater of $25,000 or 2.5% of the bank’s unimpaired capital and surplus. Regulation O also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the board of directors of the bank, with any interested directors not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider’s related interests, would exceed either (1) $500,000 or (2) the greater of $25,000 or 5% of the bank’s unimpaired capital and surplus. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are not less stringent than, those that are prevailing at the time for comparable transactions with other persons.

An exception is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the bank and that does not give any preference to insiders of the bank over other employees of the bank.

In addition, provisions of the BHCA prohibit extensions of credit to a bank’s insiders and their related interests by any other institution that has a correspondent banking relationship with the bank, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

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

Federal Reserve System

Under Federal Reserve Board regulations, Lincoln Park Savings is required to maintain non-interest-earning reserves against its transaction accounts. Lincoln Park Savings is in compliance with these requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce Lincoln Park Savings’ interest-earning assets.

Internet Banking

Technological developments are significantly altering the ways in which most companies, including financial institutions, conduct their business. The growth of the Internet is prompting banks to reconsider business strategies and adopt alternative distribution and marketing systems. The federal bank regulatory agencies have conducted seminars and published materials targeted to various aspects of internet banking, and have indicated their intention to reevaluate their regulations to ensure that they encourage banks’ efficiency and competitiveness consistent with safe and sound banking practices. We cannot assure you that the bank regulatory agencies will adopt new regulations that will not materially affect any of our internet operations or restrict any such further operations.

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

•
Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

•
Section 326 of the Act authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations that provide for minimum standards with respect to customer identification at the time new accounts are opened.

•
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

•
Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

•	Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

The federal banking agencies have implemented regulations pursuant to the USA PATRIOT Act. These regulations require financial institutions to adopt the policies and procedures contemplated by the USA PATRIOT Act.

Lincoln Park Savings has adopted the policies and programs required by the USA PATRIOT Act, and has taken steps to implement and enforce those policies and programs. The policies adopted by Lincoln Park Savings relate to such matters as Bank Secrecy Act, customer identification, and anti-money laundering compliance. Lincoln Park Savings from time to time reviews and updates its USA PATRIOT Act and other regulatory compliance programs to ensure that all applicable regulatory requirements are being satisfied. See “Recent Regulatory Developments.”

Sarbanes-Oxley Act of 2002

On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (the “Act”), which implemented legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board that will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the Act places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client will require preapproval by the company’s audit committee. In addition, the Act makes certain changes to the requirements for partner rotation after a period of time. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. In addition, under the Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

Under the Act, longer prison terms will apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended; and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted. In addition, a provision directs that civil penalties levied by the Securities and Exchange Commission as a result of any judicial or administrative action under the Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution provision also requires the Securities and Exchange Commission to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company’s securities within two business days of the change.

The Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s “registered public accounting firm.” Audit Committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the Securities and Exchange Commission) and if not, why not. Under the Act, a company’s registered public accounting firm is prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statements materially misleading. The Act also requires the Securities and Exchange Commission to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to shareholders. The Act requires the company’s registered public accounting firm that issues the audit report to attest to and report on management’s assessment of the company’s internal controls.

We anticipate that we will incur additional expense in complying with the provisions of the Act and the regulations that have been promulgated to implement the Act. Those expenses could have a material impact in our results of operations or financial condition.

Holding Company Regulation

General. Federal law allows a state savings bank, such as Lincoln Park Savings, that qualifies as a “Qualified Thrift Lender,” discussed below, to elect to be treated as a savings association for purposes of the savings and loan company provisions of the Home Owners’ Loan Act. Such election results in its holding company being regulated as a savings and loan holding company by the Office of Thrift Supervision rather than as a bank holding company by the Federal Reserve Board. Lincoln Park Bancorp and Lincoln Park Bancorp, MHC have made such election.

Lincoln Park Bancorp, MHC and Lincoln Park Bancorp are nondiversified savings and loan holding companies within the meaning of the Home Owners’ Loan Act. As such, Lincoln Park Bancorp, MHC and Lincoln Park Bancorp are registered with the Office of Thrift Supervision and are subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements. In addition, the Office of Thrift Supervision has enforcement authority over Lincoln Park Bancorp and Lincoln Park Bancorp MHC, and their subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. As federal corporations, Lincoln Park Bancorp and Lincoln Park Bancorp, MHC are generally not subject to state business organization laws.

Permitted Activities. Pursuant to Section 10(o) of the Home Owners’ Loan Act and Office of Thrift Supervision regulations and policy, a mutual holding company and a federally chartered mid-tier holding company such as Lincoln Park Bancorp may engage in the following activities: (i) investing in the stock of a savings association; (ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (v) furnishing or performing management services for a savings association subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vii) holding or managing properties used or occupied by a savings association subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; (x) any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting; and (xi) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (xi) above, and has a period of two years to cease any nonconforming activities and divest of any nonconforming investments.

The Home Owners’ Loan Act prohibits a savings and loan holding company, including Lincoln Park Bancorp and Lincoln Park Bancorp, MHC, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities other than those permitted by the Home Owners’ Loan Act; or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

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

Waivers of Dividends by Lincoln Park Bancorp, MHC. Office of Thrift Supervision regulations require Lincoln Park Bancorp, MHC to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from Lincoln Park Bancorp. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members and the dividend waiver is not detrimental to the safe and sound operation of the subsidiary savings bank. In addition, as a condition to its approval of the reorganization the Federal Deposit Insurance Corporation has required that (i)  any dividends waived by Lincoln Park Bancorp, MHC must be retained by Lincoln Park Bancorp or Lincoln Park Savings and segregated, earmarked or otherwise identified in the books and records of Lincoln Park Bancorp or Lincoln Park Savings, (ii) the amount of waived dividends will be taken into account in any valuation of Lincoln Park Savings and factored into the calculation used in establishing a fair and reasonable basis for exchanging shares in any subsequent conversion of Lincoln Park Bancorp, MHC to stock form, and (iii) any waived dividends shall not be available for payment to, or the value thereof transferred to, minority stockholders, by any means, including through dividend payments or on liquidation. The plan of reorganization also provides that if Lincoln Park Bancorp, MHC converts to stock form in the future, to the extent required by applicable state or federal law, regulation or policy, the benefit to minority stockholders of any waived dividends would reduce the percentage of the converted company’s shares of common stock issued to minority stockholders in connection with a conversion transaction. We anticipate that Lincoln Park Bancorp, MHC will waive dividends paid by Lincoln Park Bancorp.

Conversion of Lincoln Park Bancorp, MHC to Stock Form. Office of Thrift Supervision regulations permit Lincoln Park Bancorp, MHC to convert from the mutual form of organization to the capital stock form of organization. There can be no assurance when, if ever, a conversion transaction will occur. In a conversion transaction a new holding company would be formed as the successor to Lincoln Park Bancorp (the “New Holding Company”), Lincoln Park Bancorp, MHC’s corporate existence would end, and certain depositors of Lincoln Park Savings would receive the right to subscribe for additional shares of the New Holding Company. In a conversion transaction, each share of common stock held by stockholders other than Lincoln Park Bancorp, MHC (“minority stockholders”) would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant an exchange ratio described in the plan of reorganization that ensures that minority stockholders own the same percentage of common stock in the New Holding Company as they owned in Lincoln Park Bancorp immediately prior to the conversion transaction, subject only (if required by applicable federal or state law, regulation or policy) to any adjustment necessary to reflect the benefit to minority stockholders of the waiver of dividends by Lincoln Park Bancorp, MHC and any assets held by Lincoln Park Bancorp, MHC (other than common stock of Lincoln Park Bancorp) and to reflect the receipt of cash in lieu of fractional shares. Under Office of Thrift Supervision regulations, minority stockholders would not be diluted because of any dividends waived by Lincoln Park Bancorp, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio), in the event Lincoln Park Bancorp, MHC converts to stock form. The total number of shares held by minority stockholders after a conversion transaction also would be increased by any purchases by minority stockholders in the stock offering conducted as part of the conversion transaction.

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

In addition, in connection with the Board’s authorization of the execution of the Stipulation and Order, the Board adopted resolutions at the request of the Office of Thrift Supervision providing that Lincoln Park Savings will implement an appropriate written Bank Secrecy Act compliance program, that it will take actions to ensure that the compliance program is managed by a qualified officer and that involved bank personnel receive appropriate training, that it will independently test the compliance program on no less than a semi-annual basis and that the compliance officer will report to the Board and the Board will review and evaluate the compliance program on no less than a quarterly basis.

Lincoln Park Savings has taken the following steps to implement the recommendations of the compliance consulting report and the foregoing resolutions. Lincoln Park Savings has obtained a new records management register to facilitate compliance with the record keeping requirements applicable to the sale of monetary instruments. In addition, new procedures have been adopted to ensure the proper completion of currency transaction reports. Further, the president has been designated as the manager of our Bank Secrecy Act compliance program, and in that role has been monitoring the new register on a regular basis. Under the president’s oversight properly trained personnel are responsible for reviewing all currency transaction reports for accuracy prior to filing. Officers of the Bank have attended Bank Secrecy Act compliance courses and have scheduled training sessions for our staff regarding Bank Secrecy Act compliance, including specifically the use of the new records management register and the proper completion of currency transaction reports. In addition, the Board of Directors plans to monitor and evaluate our Bank Secrecy Act compliance program on a quarterly basis. We have also retained an independent accounting firm to perform an independent assessment of our Bank Secrecy Act compliance program on a semi-annual basis.

ITEM 2. Description of Property

The following table provides certain information with respect to our office as of December 31, 2006:

Location	Leased or Owned	Year Acquired	Net Book Value of Real Property

Main Office: 31 Boonton Turnpike Lincoln Park, NJ 07035	Owned	1963	$654,423

The net book value of our premises, land and equipment was approximately $851,357 at December 31, 2006.

For information regarding the Company’s investment in mortgages and mortgage-related securities, see “Item 1. Business” herein.

ITEM 3.	Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At December 31, 2006, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of the year under report.

PART II

ITEM 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Securities

(a)    Our common stock is traded on the OTC Electronic Bulletin Board under the symbol “LPBC”. Lincoln Park Bancorp, MHC owns 999,810 shares, or 54.0% of our outstanding common stock. The approximate number of holders of record of Lincoln Park Bancorp’s common stock as of March 9, 2007 was 229. Certain shares of Lincoln Park Bancorp are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Lincoln Park Bancorp’s common stock for the two-year period ended December 31, 2006. Lincoln Park Bancorp began trading on the Electronic Bulletin Board on December 20, 2004. Accordingly, no information prior to this date is available. The following information was provided by the Electronic Bulletin Board.

Fiscal Period	High	Low	Dividends
Quarter ended December 31, 2004	$12.00	$10.75	$0.00
Quarter ended March 31, 2005	11.25	9.90	0.00
Quarter ended June 30, 2005	10.00	8.60	0.00
Quarter ended September 30, 2005	9.95	8.80	0.00
Quarter ended December, 31, 2005	9.50	8.62	0.00
Quarter ended March 31, 2006	10.10	8.85	0.05
Quarter ended June 30, 2006	10.05	9.50	0.00
Quarter ended September 30, 2006	9.70	9.10	0.00
Quarter ended December 31, 2006	9.48	8.75	0.00

Dividend payments by Lincoln Park Bancorp are dependent primarily on dividends it receives from Lincoln Park Savings Bank, because Lincoln Park Bancorp will have no source of income other than dividends from Lincoln Park Savings Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by Lincoln Park Bancorp, and interest payments with respect to Lincoln Park Bancorp’s loan to the Employee Stock Ownership Plan. New Jersey law imposes limitations on dividends by New Jersey stock savings banks. See “Regulation—New Jersey Banking Regulation—Dividends.”

Set forth below is information as of December 31, 2006 regarding equity compensation plans. Other than the ESOP, Lincoln Park Bancorp does not have any equity compensation plans that were not approved by its stockholders.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
Equity compensation plans approved by stockholders	84,225(1)	$8.91(2)	42,787(3)
Equity compensation plans not approved by stockholders	—	—	—
Total	84,225(1)	$8.91(2)	42,787(3)

(1)	Includes 20,205 shares of restricted stock and 64,020 options to purchase shares of common stock awarded under the 2005 Plan.

(2)	Relates to 64,020 outstanding stock options.

(3)	Includes 16,084 shares of restricted stock available for future issuance and 26,703 options to purchase shares of common stock under the 2005 Plan.

In addition, reference is made to the “Market for Common Stock” section of Lincoln Park Bancorp’s 2006 Annual Report to Stockholders, which is incorporated herein by reference.

(b)	Not applicable.

(c)	Lincoln Park Bancorp did not repurchase any shares of its common stock in the fourth quarter of 2006.

ITEM 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of Lincoln Park Bancorp’s 2006 Annual Report to Stockholders is incorporated herein by reference. For off-balance sheet arrangements, see Note 14 of the “Notes to Consolidated Financial Statements” within the Annual Report.

ITEM 7.	Financial Statements

The consolidated financial statements included in Lincoln Park Bancorp’s 2006 Annual Report to Stockholders are incorporated herein by reference.

ITEM 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 8A.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal year 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.	Other Information

None.

PART III

ITEM 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Lincoln Park Bancorp has adopted a Code of Ethics that applies to Lincoln Park Bancorp’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics may be accessed on Lincoln Park Bancorp’s website at www.lincoln parksavings.com. The Code of Ethics was also filed as Exhibit 14 to Lincoln Park Bancorp’s Form 10-KSB for the year ended December 31, 2004.

Information concerning Directors and executive officers of Lincoln Park Bancorp is incorporated herein by reference from our definitive Proxy Statement (the “Proxy Statement”), specifically the section captioned “Proposal I—Election of Directors.” Information concerning corporate governance matters is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal I - Election of Directors.”

ITEM 10.	Executive Compensation

Information concerning executive compensation is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal I — Election of Directors.”

ITEM 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain owners and management is incorporated herein by reference from our Proxy Statement, specifically the sections captioned “Voting Securities and Principal Holders Thereof” and “Proposal I — Election of Directors.”

ITEM 12.	Certain Relationships and Related Transactions and Director Independence

Information concerning relationships and transactions, and director independence, is incorporated herein by reference from our Proxy Statement, specifically the sections captioned “Transactions with Certain Related Persons” and “Board Independence,” respectively.

ITEM 13.	Exhibits

(a)	Financial Statements

(A)	Management Responsibility Statement

(B)	Report of Independent Registered Public Accounting Firm

(C)	Consolidated Statements of Financial Condition

(D)	Consolidated Statements of Income

(E)	Consolidated Statements of Changes In Stockholders’ Equity

(F)	Consolidated Statements of Cash Flows

(G)	Notes to Consolidated Financial Statements

(b)	Financial Statement Schedules

(c)	Exhibits

3.1	Charter of Lincoln Park Bancorp*

3.2	Bylaws of Lincoln Park Bancorp*

4	Form of Common Stock Certificate of Lincoln Park Bancorp*

10.1	Employee Stock Ownership Plan*

10.2	Lincoln Park Bancorp 2005 Stock-Based Incentive Plan****

10.3	Lincoln Park Bancorp Director Retirement Plan**

13	Annual Report to Stockholders

14	Code of Ethics***

21	Subsidiaries of Registrant*

23	Consent of Beard Miller Company LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement on Form SB-2 of Lincoln Park Bancorp (file no. 333-116639), originally filed with the Securities and Exchange Commission on June 18, 2004.

**	Incorporated by reference to the Current Report on Form 8-K of Lincoln Park Bancorp (file no. 000-51078), filed with the Securities and Exchange Commission on March 15, 2006.

***	Incorporated by reference to the Annual Report on Form 10-KSB of Lincoln Park Bancorp (file no. 000-51078), filed with the Securities and Exchange Commission on March 30, 2005.

****
Incorporated by reference to the definitive proxy statement of Lincoln Park Bancorp (file no. 000-51078) for the special meeting of stockholders held on December 22, 2005, as filed with the Securities and Exchange Commission on November 22, 2005.

ITEM 14.	Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal II-Ratification of Appointment of Independent Registered Public Accounting Firm.”

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINCOLN PARK BANCORP

Date: March 28, 2007	By:	/s/ David G. Baker
David G. Baker
President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ David G. Baker	President and Chief Executive Officer	March 28, 2007
David G. Baker	(Principal Executive Officer), Director

/s/ Nandini Mallya	Vice President and Treasurer	March 28, 2007
Nandini Mallya	(Principal Financial and Accounting Officer)

/s/ Stanford Stoller	Chairman of the Board and Director	March 28, 2007
Stanford Stoller

/s/ William H. Weisbrod	Vice Chairman of the Board and Director	March 28, 2007
William H. Weisbrod

/s/ John F. Feeney	Director	March 28, 2007
John F. Feeney

/s/ Edith M. Perrotti	Director	March 28, 2007
Edith M. Perrotti