Form 10QSB
period 2007-03-31
Lincoln Park Bancorp
filed 2007-05-15
CIK 1294206

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ To _________________

Commission File Number 000-51078

LINCOLN PARK BANCORP
(Exact name of registrant as specified in its charter)

FEDERAL	61-1479859
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

31 Boonton Turnpike, Lincoln Park, New Jersey	07035
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code          (973) 694-0330

Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐     No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,851,500 shares of common stock, par value $.01 per share as of May 11, 2007.

Transitional Small Business Disclosure Format. Yes ☐         No ☒

LINCOLN PARK BANCORP AND SUBSIDIARY

INDEX

		Page
PART I - FINANCIAL INFORMATION		Number

Item 1:	Financial Statements

	Consolidated Statements of Financial Condition
	at March 31, 2007 and December 31, 2006 (Unaudited)	1

	Consolidated Statements of Income for the Three Months
	Ended March 31, 2007 and 2006 (Unaudited)	2

	Consolidated Statements of Changes in Stockholders’ Equity
	for the Three Months Ended March 31, 2007 and 2006 (Unaudited)	3

	Consolidated Statements of Cash Flows for the Three Months
	Ended March 31, 2007 and 2006 (Unaudited)	4

	Notes to Consolidated Financial Statements (Unaudited)	5 - 11

Item 2:	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	12 - 18

Item 3:	Controls and Procedures	19

PART II - OTHER INFORMATION
		20 - 21
Item 1:	Legal Proceedings
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3:	Defaults Upon Senior Securities
Item 4:	Submission of Matters to a Vote of Security Holers
Item 5:	Other Information
Item 6:	Exhibits

SIGNATURES		22

PART I -FINANCIAL INFORMATION

LINCOLN PARK BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

ITEM 1. FINANCIAL STATEMENTS

	March 31,	December 31,
ASSETS	2007	2006

Cash and amounts due from depository institutions	$1,348,014	$1,228,459
Interest-bearing deposits in other banks	640,901	1,372,050

Total cash and cash equivalents	1,988,915	2,600,509

Term deposits	389,085	189,771
Securities available for sale	2,724,600	2,573,628
Securities held to maturity	18,193,825	18,334,915
Loans receivable, net of allowance for loan losses of 2007 $143,000;
and 2006 $136,000; respectively	70,435,052	67,450,821
Premises and equipment	837,224	851,357
Federal Home Loan Bank of New York stock, at cost	1,110,300	1,121,400
Interest receivable	522,923	489,495
Other assets	402,060	358,258

Total assets	$96,603,984	$93,970,154

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Non-interest bearing deposits	$878,961	$768,473
Interest bearing deposits	59,732,900	57,075,421
Total deposits	60,611,861	57,843,894

Advances from Federal Home Loan Bank of New York	21,731,271	21,978,331
Advance payments by borrowers for taxes and insurance	398,686	360,771
Other liabilities	546,125	542,848

Total liabilities	83,287,943	80,725,844

Stockholders' equity:
Preferred stock; no par value; 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock; $.01 par value; 5,000,000 shares authorized;
1,851,500 issued and outstanding	18,515	18,515
Additional paid-in capital	7,501,979	7,484,694
Retained earnings - substantially restricted	6,286,402	6,252,608
Unearned ESOP shares	(342,021)	(346,861)
Accumulated other comprehensive loss	(148,834)	(164,646)

Total Stockholders' equity	13,316,041	13,244,310

Total liabilities and stockholders' equity	$96,603,984	$93,970,154

See notes to consolidated financial statements.

LINCOLN PARK BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
 (Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Interest income:
Loans, including fees	$973,618	$907,223
Securities	267,020	264,673
Other interest-earning assets	14,900	10,369

Total interest income	1,255,538	1,182,265

Interest expense:
Deposits	495,766	309,221
Advances and other borrowed money	232,109	249,938

Total interest expense	727,875	559,159

Net interest income	527,663	623,106
Provision for loan losses	6,600	3,500

Net interest income after provision for loan losses	521,063	619,606

Non-interest income:
Fees and service charges	23,608	18,599
Gains on sale of available for sale securities	3,302	9,612
Miscellaneous	4,982	5,059

Total non-interest income	31,892	33,270

Non-interest expenses:
Salaries and employee benefits	225,127	204,846
Net occupancy expense of premises	27,806	30,010
Equipment	66,080	60,404
Advertising	8,077	9,733
Federal insurance premium	1,706	1,830
Miscellaneous	#175,295	207,049

Total non-interest expenses	504,091	513,872

Income before income taxes	48,864	139,004
Income taxes	14,196	52,739

Net income	$34,668	$86,265

Net income per common share:
Basic	$0.02	$0.05

Weighted average number of common shares and
common stock equivalents outstanding:
Basic	1,788,080	1,819,490
Net income per common share:
Diluted	$0.02	$0.05

Weighted average number of common shares and
common stock equivalents outstanding:
Diluted	1,789,315	1,824,558

See notes to consolidated financial statements.

LINCOLN PARK BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total

Balance - December 31, 2005	$18,515	$7,776,418	$5,982,724	$(366,220)	$(23,901)	$13,387,536

Comprehensive income:
Net income	-	-	86,265	-	-	86,265
Other comprehensive loss: Unrealized holding loss on securities available for sale, net of deferred income taxes of $8,227	-	-	-	-	(12,424)	(12,424)

Total Comprehensive Income						73,841

Purchase of restricted stock	-	(180,901)	-	-	-	(180,901)
Restricted stock earned and stock options		18,262				18,262
Dividends paid			(40,882)			(40,882)
ESOP shares committed to be released	-	-	(760)	4,840	-	4,080

Balance - March 31, 2006	$18,515	$7,613,779	$6,027,347	$(361,380)	$(36,325)	$13,261,936

Balance - December 31, 2006	$18,515	$7,484,694	$6,252,608	$(346,861)	$(164,646)	$13,244,310
Comprehensive income:	-	-	-	-	-	-
Net income	-	-	34,668	-	-	34,668
Other comprehensive income:
Unrealized holding gain on securities available for sale, net of deferred income taxes of $5,653	-	-	-	-	8,633	8,663

Total Comprehensive Income						43,301
Directors’ retirement plan	-	-	-	-	7,179	7,179
Restricted stock earned	-	8,064	-	-	-	8,064
Stock options	-	9,221	-	-	-	9,221
ESOP shares committed to be released	-	-	(874)	4,840	-	3,966

Balance -March 31, 2007	$18,515	$7,501,979	$6,286,402	$(342,021)	$(148,834)	$13,316,041

See notes to consolidated financial statements.

LINCOLN PARK BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$34,668	$86,265
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation of premises and equipment	17,167	16,647
Amortization and accretion, net	6,457	9,116
Gain on sale of securities AFS	(3,302)	(9,612)
Provision for loan losses	6,600	3,500
Increase in interest receivable	(33,428)	(42,827)
(Increase) decrease in other assets	(42,508)	207,204
Deferred taxes	(6,948)	(18,522)
Increase in accrued interest payable	2,597	11,886
Increase (decrease) in other liabilities	4,155	(27,541)
ESOP shares committed to be released	3,966	4,080
Restricted Stock earned	8,064	7,570
Stock options	9,221	10,692
Directors' retirement plan	7,179	-
Net cash provided by operating activities	13,888	258,458

Cash flows from investing activities:
Purchases of term deposits	(297,000)	-
Proceeds from maturities and calls of term deposits	99,000	-
Purchase of securities available for sale	(147,221)	(71,836)
Proceeds from maturities and calls of securities available for sale	-	500,000
Principal repayments on securities available for sale	5,559	8,125
Proceeds from sale of securities available for sale	8,248	24,298
Purchases of securities held to maturity	-	(1,000,000)
Proceeds from maturities and calls of securities held to maturity	100,000	600,000
Principal repayments on securities held to maturity	40,930	63,747
Net increase in loans receivable	(2,998,411)	(973,709)
Additions to premises and equipment	(3,034)	(33,817)
Purchase of Federal Home Loan Bank of New York stock	(59,300)	(135,000)
Redemption of Federal Home Loan Bank of New York stock	70,400	101,100
Net cash used in investing activities	(3,180,829)	(917,092)

Cash flows from financing activities:
Net increase in deposits	2,764,492	182,061
Proceeds from advances from Federal Home Loan Bank of New York	14,400,000	23,425,000
Repayments of advances from Federal Home Loan Bank of New York	(14,647,060)	(22,671,298)
Net increase in payments by borrowers for taxes and insurance	37,915	20,680
Dividends paid	-	(40,882)
Purchase of stock	-	(180,901)
Net cash provided by financing activities	2,555,347	734,660

Net (decrease) increase in cash and cash equivalents	(611,594)	76,026
Cash and cash equivalents - beginning	2,600,509	2,316,178

Cash and cash equivalents - ending	$1,988,915	$2,392,204

Supplemental information:
Cash paid during the period for:
Interest on deposits and borrowings	$725,278	$547,274
Income taxes	$-	$107,297
See notes to consolidated financial statements.

LINCOLN PARK BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Lincoln Park Bancorp (the “Company”) and its wholly owned subsidiary, Lincoln Park Savings Bank (the “Bank”), and the Bank’s wholly owned subsidiary LPS Investment Company. The Company’s business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 did not have a material effect on our consolidated financial statements.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of SFAS Statement No. 157 on our consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Company on January 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

In March 2007, the FASB ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in-capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The Company does not expect EITF 06-11 will have a material impact on its financial position, results of operations or cash flows.

LINCOLN PARK BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

.

3. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in stockholders’ equity and cash flows in conformity with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results which may be expected for the entire fiscal year.

4. NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding, adjusted for unearned shares of the ESOP and unvested restricted stock awards. Diluted net income per common share is calculated by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding decreased by the number of common shares that are assumed to be repurchased with the proceeds from the exercise or conversion of the common stock equivalents (treasury stock method) along with the assumed tax benefit from the exercise of non-qualified options.

5. CRITICAL ACCOUNTING POLICIES

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

LINCOLN PARK BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. STOCK COMPENSATION PLANS

The Company has two stock-related compensation plans, including stock option and restricted stock plans, which are described in Note 12 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. Through December 31, 2005, the Company accounted for its stock option and employee stock ownership plans using the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations for these plans. Under APB No. 25, generally, when the exercise price of the Company’s stock options equaled the market price of the underlying stock on the date of the grant, no compensation expense was recognized. The Company adopted SFAS No. 123R, using the modified-prospective transition method, beginning on January 1, 2006 and, therefore, began to expense the fair value of all options over their remaining vesting periods to the extent the options were not fully vested as of the adoption date and began to expense the fair value of all share-based compensation granted subsequent to December 31, 2005, over its requisite service periods.

SFAS No. 123R also requires the benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense to be reported as a financing cash flow (There were no realized tax benefits for the three months ended March 31, 2007) rather than an operating cash flow, as previously required. In accordance with Staff Accounting Bulletin (“SAB”) No. 107, the Company classified share-based compensation within salaries and employee benefits and other expenses to correspond with the same line item as the cash compensation paid to employees and non-employee directors.

Employee options vest over a seven-year service period and non-employee director options vest over a five-year service period. Compensation expense recognized for all option grants is recognized over the awards’ respective requisite service periods. The fair values relating to all of the calendar 2005 option grants were estimated using the Black-Scholes option pricing model. Expected volatilities are based on historical volatility of our stock and other factors, such as implied market volatility. We used historical exercise data based on the age at grant of the option holder to estimate the options’ expected term, which represents the period of time that the options granted are expected to be outstanding. We anticipated the future option holding periods to be similar to the historical option holding periods.

The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We recognize compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of the awards. We did not grant any options during the quarters ended March 31, 2007 and 2006.

Restricted shares granted to outside directors and employees vest in five annual installments and seven annual installments, respectively. The fair value of restricted shares under the Company’s restricted stock plans is determined by the product of the number of shares granted and the grant date market price of the Company’s common stock. The fair value of restricted shares is expensed on a straight-line basis over the requisite service period of five years for the outside directors and seven years for the employees.

During the three months ended March 31, 2007, the Company recorded $17,285 of share-based compensation expense, which was comprised of stock option expense of $9,221 and restricted stock expense of $8,064. The Company estimates it will record share-based compensation expense of approximately $70,000 in fiscal 2007.

LINCOLN PARK BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. STOCK COMPENSATION PLANS (Cont’d)

The following table illustrates the impact of share-based compensation on reported amounts:

	Three Months Ended March 2007
		Impact of
		Share-Based
		Compensation
	As Reported	Expense

Net operating income before taxes	$48,864	$(17,285)

Net Income	34,668	(15,084)

Earnings per share:

Basic	$0.02	$(0.01)

Diluted	$0.02	$(0.01)

LINCOLN PARK BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. STOCK COMPENSATION PLANS (Cont’d)

A summary of the Company’s stock option activity and related information for its option plans for the three months ended March 31, 2007, was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2006	64,020	$8.91
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2007	64,020	$8.91	8.6 years
Exercisable at March 31, 2007	10,018	$8.90	8.6 years	-

  A summary of the status of the Company’s non-vested options as of March 31, 2007 and changes during the three months ended March 31, 2007, is presented below:

	Options	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	54,002	$3.34
Granted	-	-
Vested	-	-
Forfeited	-	-

Nonvested at March 31, 2007	54,002	$3.34

LINCOLN PARK BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. STOCK COMPENSATION PLANS (Cont’d)

Expected future compensation expense relating to the 54,002 non-vested options outstanding as of March 31, 2007 is $169,000 over a weighted-average period of 9 years.

A summary of the status of the Company’s restricted shares as of March 31, 2007 and changes during the three months ended March 31, 2007, is presented below:

	Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2006	16,964	$8.90
Granted	-	-
Vested	-	-
Forfeited	-	-

Nonvested at March 31, 2007	16,964	$8.90

Expected future compensation expense relating to the 16,964 restricted shares at March 31, 2007 is $142,000 over a weighted-average period of 6 years.

LINCOLN PARK BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. DIRECTORS’ RETIREMENT PLAN

Periodic expenses for the Company’s Directors’ retirement plan were as follows:

Three Months Ended March 31, 2007
Service Cost	$ 2,441
Interest Cost	4,884
Unrecognized Past Service Liability	7,179

TOTAL	$ 14,504

LINCOLN PARK BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.

Forward-Looking Statements

This Form 10-QSB may include certain forward-looking statements based on current management expectations. The actual results of the Company could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of loan and investment portfolios of the Bank, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices.

Comparison of Financial Condition at March 31, 2007 and December 31, 2006

Our total assets increased by $2.6 million, or 2.8%, to $96.6 million at March 31, 2007, from $94.0 million at December 31, 2006. During the three months ended March 31, 2007, the level of cash and cash equivalents decreased by $612,000, or 23.5%, to $2.0 million at March 31, 2007 from $2.6 million at December 31, 2006. Term deposits increased $199,000 to $389,000 at March 31, 2007 when compared with $190,000 at December 31, 2006. The increase in term deposits was due to the purchase of three certificates of deposit totaling $297,000, offset by maturities of $99,000.

Securities available for sale increased by $151,000 or 5.9% to $2.7 million at March 31, 2007 when compared with $2.6 million at December 31, 2006. The increase in securities available for sale during the 2007 period resulted primarily from the purchase of stocks totaling $147,000. Securities held to maturity decreased by $141,000 or 0.8% to $18.2 million at March 31, 2007 when compared with $18.3 million at December 31, 2006. During the three months ended March 31, 2007, we had no purchases of securities held to maturity. Maturities amounted to $100,000 and repayments totaled $41,000.

Loans receivable amounted to $70.4 million and $67.5 million at March 31, 2007 and December 31, 2006, respectively, representing an increase of $3.0 million or 4.4%. Our increase in loans resulted primarily from increased one-to four family mortgage loan and consumer loan originations. The loans receivable was funded by increases in deposits.

Federal Home Loan Bank of New York (“FHLB”) stock decreased by $11,000, or 1.0% to $1,110,000 at March 31, 2007 when compared to $1,121,000 at December 31, 2006, primarily due to a decrease in borrowings.

Other assets increased by $44,000 or 12.2% to $402,000 at March 31, 2007 from $358,000 at December 31, 2006. The increase in other assets was primarily due to an $83,000 deposit for the purchase of the GSL Savings Montville Branch.

LINCOLN PARK BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition at March 31, 2007 and December 31, 2006 (Cont’d.)

Total deposits increased by $2.8 million or 4.8% to $60.6 million at March 31, 2007 from $57.8 million at December 31, 2006. The increase in deposits was due to a management decision to be more competitive with deposit rates. Advances from FHLB decreased by $247,000 or 1.1% to $21.7 million at March 31, 2007 when compared with $22.0 million at December 31, 2006.

Stockholders’ equity totaled $13.3 million and $13.2 million at March 31, 2007 and December 31, 2006, respectively, reflecting net income of $35,000 for the three months ended March 31, 2007, and the amortization of $28,000 for the ESOP, the restricted stock, stock options and the directors’ retirement plan in the March 31, 2007 quarter. Other comprehensive loss totaled $149,000 and $165,000 at March 31, 2007 and December 31, 2006, respectively, representing a 9.60% improvement. This improvement was due to $9,000 in unrealized holding gains net of deferred taxes of $6,000, on securities available for sale, and the recognition of $7,000 in unrecognized past service liability of the directors’ retirement plan.

Comparison of Operating Results for the Three Months Ended March 31, 2007 and 2006

General. Net income decreased by $52,000, or 60.0%, to $35,000 for the three months ended March 31, 2007, from $86,000 for the three months ended March 31, 2006. The decrease in net income reflects decreases in net interest income and total non-interest income partially offset by decreases in total non-interest expenses and decreases in income taxes.

Interest Income. Interest income increased by $72,000, or 6.13%, to $1.3 million for the three months ended March 31, 2007, from $1.2 million for the three months ended March 31, 2006. The increase in interest income was due to increases of $66,000 in interest income from loans, $2,000 in interest on securities and $5,000 in interest income from other interest earning assets.

Interest income from loans increased by $66,000, or 7.3%, to $974,000 for the three months ended March 31, 2007, from $907,000 for the three months ended March 31, 2006. The increase was due to a $2.9 million or 4.35% increase in the average balance of loans to $69.0 million during the quarter ended March 31, 2007 from $66.0 million during the quarter ended March 31, 2006 and an increase in the average yield to 5.70% from 5.50%. Interest income from securities, including available for sale and held to maturity, increased $2,000, or 0.9%, to $267,000 for the three months ended March 31, 2007, from $265,000 for the three months ended March 31, 2006. The increase in interest income from securities was due to an increase in the average yield to 4.84% in 2007 from 4.64% in 2006, partially offset by a decrease of $784,000 or 3.4% in the average balance of securities to $22.1 million in 2007 from $22.9 million in 2006.

Interest income from other interest-earning assets increased $5,000, or 43.7%, to $15,000 for the three months ended March 31, 2007, from $10,000 for the three months ended March 31, 2006. The increase in interest income from other interest-earning assets was due to an increase in the average yield to 3.97% in 2007, from 2.03% in 2006 even though the average balance of other interest earning assets decreased by $454,000 to $1.5 million in 2007, from $2.0 million in 2006.

Interest Expense. Total interest expense increased $169,000, or 30.0%, to $728,000 for the three months ended March 31, 2007, from $559,000 for the three months ended March 31, 2006. The interest expense on interest-bearing deposits increased by $187,000, or 60.3%, to $496,000 in 2007 when compared with $309,000 in the comparable 2006 period. The increase in interest expense on deposits resulted from an increase in the average cost of interest-bearing deposits to 3.41% from 2.31%, reflecting increasing market interest rates during the period between the comparable quarters. The average balance of interest-bearing deposits increased to $58.2 million in 2007 from $53.5 million in 2006.

LINCOLN PARK BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended March 31, 2007 and 2006 (Cont’d.)

The interest expense on borrowed money decreased $18,000 or 7.13% to $232,000 in 2007 from $250,000 in the comparable 2006 period. The decrease resulted from a decrease of $3.1 million in the average balance of borrowed money to $21.9 million in 2007 from $25.1 million in 2006 offset by an increase in the cost of borrowed money to 4.23% in 2007 from 3.99% in 2006.

Net Interest Income. Net interest income decreased $95,000, or 15.3%, to $528,000 for the three months ended March 31, 2007 from $623,000 for the three months ended March 31, 2006. Our interest rate spread decreased to 1.80% in 2007 from 2.36% in 2006, reflecting a 78 basis points increase in the cost of our interest bearing liabilities that exceeded a 22 basis points increase in the yield on interest-earning assets. Our net interest margin decreased to 2.28% from 2.74%.

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

Based on our evaluation of these factors, management recorded provision for loan losses of $7,000 for the three months ended March 31, 2007 and $4,000 for the three months ended March 31, 2006. We had no charge-offs during the three month periods ended March 31, 2007 and 2006. We used the same methodology and generally similar assumptions in assessing the allowance for both periods. The allowance for loan losses was $143,000, or 0.21% of gross loans outstanding at March 31, 2007, as compared with $162,000, or 0.24% of gross loans outstanding at March 31, 2006. The level of the allowance is based on estimates, and the ultimate losses may vary from the estimates.

Non-interest Income. Non-interest income decreased $1,000, or 4.1%, to $32,000 for the three months ended March 31, 2007, as compared to $33,000 for the three months ended March 31, 2006. The primary reason for the decrease was a decrease of $6,000 in the gain of sale of securities offset by an increase of $5,000 in fees and services charges.

Non-interest Expenses. Non-interest expenses were $504,000 and $514,000 for the three months ended March 31, 2007 and 2006, respectively, representing a decrease of $10,000 or 1.9%. The decrease in non-interest expenses was due to decreases of $32,000 in miscellaneous expenses, sufficient to offset increases of $6,000 in equipment expense and an increase of $20,000 in salaries and employee benefits expense.

Miscellaneous expenses decreased $32,000 or 15.3% to $175,000 in 2007 from $207,000 in 2006. The decrease was caused by a reduction of expenses in the amount of $15,000 each for legal fees and director fees. The reduction in director fees was due to the fact that the President now draws a salary as opposed to director fees. Salaries and employee benefits increased by $20,000 to $225,000 in 2007 from $205,000 in 2006. The increase was due to an increase in full time personnel. Equipment expenses increased $6,000 or 9.4% to $66,000 in 2007 from $60,000 in 2006 due to the normal increases in the cost of doing business.

LINCOLN PARK BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended March 31, 2007 and 2006 (Cont’d.)

Occupancy expenses decreased $2,000 or 7.3% to $28,000 in 2007 from $30,000 in 2006 due to decreased expenditure in repairs and maintenance of the banking facility. Advertising expenses decreased $2,000 or 17.01% to $8,000 in 2007 from $10,000 in 2006 due to an effort to contain cost through the reduction in the purchases of promotional items.

Income Tax Expense. The provision for income taxes decreased to $14,000 for the three months ended March 31, 2007 from $53,000 for the three months ended March 31, 2006. The decrease in the provision for income taxes was primarily due to a decrease of $90,000 in income before income taxes to $49,000 for the three months ended March 31, 2007, as compared to $139,000 for the three months ended March 31, 2006.

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

We have emphasized the origination of fixed-rate mortgage loans for retention in our portfolio in order to maximize our net interest income. We accept increased exposure to interest rate fluctuations as a result of our investment in such loans. In a period of rising interest rates, our net interest rate spread and net interest income may be negatively affected. In addition, we have sought to manage and mitigate our exposure to interest rate risks in the following ways:

•	We maintain moderate levels of short-term liquid assets. At March 31, 2007, our short-term liquid assets totaled $2.0 million;

•
We originate for portfolio adjustable-rate mortgage loans and adjustable home equity lines of credit. At March 31, 2007, our adjustable-rate mortgage loans totaled $15.0 million and our adjustable home equity lines of credit totaled $5.6 million;

•
We attempt to increase the maturity of our liabilities as market conditions allow. In particular, in recent years, we have emphasized intermediate- to long-term FHLB advances as a source of funds. At March 31, 2007, we had $3.3 million of FHLB advances with terms to maturity of between three and ten years; and

•
We invest in securities with step-up rate features providing for increased interest rates prior to maturity according to a pre-determined schedule and formula. However, these step-up rates may not keep pace with rising interest rates in the event of a rapidly rising rate environment. In addition, these investments may be called at the option of the issuer.

LINCOLN PARK BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management of Market Risk (Cont’d.)

Net Portfolio Value. The Company utilizes an outside vendor to prepare the computation of amounts by which the net present value of the Company’s cash flow from assets, liabilities and off-balance sheet items (the Company’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. The vendor provides the Company with an interest rate sensitivity report of net portfolio value. The vendor’s simulation model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of net portfolio value. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the yield curve increases or decreases instantaneously by 200 basis points. A basis point equals one-hundredth of one percent, and 100 basis points equal one percent. An increase in interest rates from 3% to 5% would mean, for example, a 200 basis point increase in the “Change in Interest Rates” column below. The vendor provides us the results of the interest rate sensitivity model, which is based on information we provide to them to estimate the sensitivity of our net portfolio.

The following table sets forth the Bank’s NPV as of March 31, 2007, the most recent date the Bank’s NPV was calculated.

Change in Interest Rates (basis points)	Net Portfolio Value			Net Portfolio Value as a Percentage of Present Value of Assets
	Estimated NPV	Amount of Change	Percent of Change	NPV Ratio	Change in Basis Points
	(Dollars in Thousands)
+200	$12,958	$(3,888)	(23.08)%	14.96%	(313) basis points
+100	14,905	(1,941)	(11.52)	16.59	(150) basis points
0	16,846	—	—	18.09	— basis points
-100	18,415	1,569	9.31	19.16	107 basis points
-200	19,409	2,563	15.21	19.68	159 basis points

The table above indicates that at March 31, 2007, in the event of a 200 basis point decrease in interest rates, we would experience a 15.21% increase in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience a 23.08% decrease in net portfolio value.

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

LINCOLN PARK BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Bank is required to maintain levels of liquid assets sufficient to ensure the Bank’s safe and sound operation. Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

The Bank’s primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities principal, FHLB advances, maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan and mortgage-backed securities prepayments are greatly influenced by market interest rates, economic conditions and competition.

The Bank’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities.

The primary sources of investing activity are lending and the purchase of securities. Net loans amounted to $70.4 million and $67.5 million at March 31, 2007 and December 31, 2006, respectively. Securities available for sale totaled $2.7 million and $2.6 million at March 31, 2007 and December 31, 2006, respectively. Securities held to maturity totaled $18.2 million and $18.3 million at March 31, 2007 and December 31, 2006, respectively. In addition to funding new loan production and securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans, mortgage-backed securities, and borrowings from FHLB.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At March 31, 2007, advances from the FHLB amounted to $21.7 million.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At March 31, 2007, the Bank has outstanding commitments to originate loans of $669,000 and unused lines of credit of $8.8 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2007, totaled $22.6 million. Management believes that, based upon its experience and the Bank’s deposit flow history, a significant portion of such deposits will remain with the Bank.

LINCOLN PARK BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the Bank’s capital position at March 31, 2007, as compared to the minimum regulatory capital requirements:

					To Be Well
					Capitalized
					Under Prompt
			Minimum Capital		Corrective
	Actual		Requirements		Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

			(Dollars in Thousands)
Total Risk Based Capital
(to risk-weighted assets)	$9,612	18.31%	$4,199	8.00%	$5,249	10.00%

Tier 1 Capital
(to risk-weighted assets)	9,469	18.04%	2,100	4.00%	3,149	6.00%

Core (Tier 1) Capital
(to average total assets)	9,469	10.28%	3,684	4.00%	4,605	5.00%

Tangible Capital
(to adjusted total assets)	9,469	10.28%	1,381	1.50%	-	-

LINCOLN PARK BANCORP AND SUBSIDIARY
CONTROLS AND PROCEDURES

ITEM 3.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the applicable time periods specified by the SEC’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

LINCOLN PARK BANCORP AND SUBSIDIARY

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings

Neither the Company nor the Bank is involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable

b)	Not applicable

c)	Information regarding the Company’s purchases of its equity securities (common stock) during the three months ended March 31, 2007 is summarized below:

	Total Number of Shares Purchased	Average Price Paid For Shares	Total Number of Shares Purchased Under a Publicly Announced Repurchase Plan	Maximum Number of Shares That May Yet Be Purchased Under Repurchased Plan
January 1 - January 31	-	-	-	-
February 1 - February 28	-	-	-	-
March 1 - March 31	-	-	-	-

As of March 31, 2007, the Company has purchased 36,289 shares to fund the restricted stock of the Company’s 2005 Stock-Based Incentive Plan.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the registrant was held on April 19, 2007. At the meeting, the stockholders elected Edith M. Perrotti and William H. Weisbrod to three-year terms as directors of the Company. Also at the meeting, Beard Miller Company LLP was ratified as the Company’s independent auditors. The results of the voting for each matter considered were as follows:

a)	The election as director to serve for a term of three years until a successor has been elected and qualified.

	For	Withheld
Edith M. Perrotti	1,700,350	71,554
William H. Weisbrod	1,699,885	72,019

LINCOLN PARK BANCORP AND SUBSIDIARY

PART II

b)	The appointment of Beard Miller Company LLP as auditors of the Company for the fiscal year ending December 31, 2007.

For	Withheld	Abstain
1,753,123	18,781	-0-

In addition, the following directors, in addition to those elected, continue to serve as directors after the annual meeting of stockholders:

David G. Baker
John F. Feeney
Stanford Stoller

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

The following Exhibits are filed as part of this report.

11.0	Computation of earnings per share.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to n 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINCOLN PARK BANCORP

Date: May 11, 2007	/s/ David G. Baker
David G. Baker
President and Chief Executive Officer

Date: May 11, 2007	/s/ Nandini Mallya
Nandini Mallya
Vice President and Treasurer
(Chief Financial Officer)