Form 10QSB
period 2007-06-30
Lincoln Park Bancorp
filed 2007-08-14
CIK 1294206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

 The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,851,500 shares of common stock, par value $.01 per share as of August 14, 2007.

Transitional Small Business Disclosure Format. Yes ☐         No ☒

LINCOLN PARK BANCORP AND SUBSIDIARY

INDEX

		Page
PART I - FINANCIAL INFORMATION		Number

Item 1:	Financial Statements

	Consolidated Statements of Financial Condition
	at June 30, 2007 and December 31, 2006 (Unaudited)	1

	Consolidated Statements of Income for the Three Months and
	Six Months Ended June 30, 2007 and 2006 (Unaudited)	2

	Consolidated Statements of Changes in Stockholders’ Equity for the
	Six Months Ended June 30, 2007 and 2006 (Unaudited)	3

	Consolidated Statements of Cash Flows for the Six Months
	Ended June 30, 2007 and 2006 (Unaudited)	4

	Notes to Consolidated Financial Statements (Unaudited)	5 - 10

Item 2:	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	11 - 18

Item 3:	Controls and Procedures	19

PART II - OTHER INFORMATION
		20 - 21
Item 1:	Legal Proceedings
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3:	Defaults Upon Senior Securities
Item 4:	Submission of Matters to a Vote of Security Holers
Item 5:	Other Information
Item 6:	Exhibits

SIGNATURES		22

PART I -FINANCIAL INFORMATION
ITEM 1. Financial Statements

LINCOLN PARK BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30,	December 31,
ASSETS	2007	2006

Cash and amounts due from depository institutions	$1,167,428	$1,228,459
Interest-bearing deposits in other banks	1,237,484	1,372,050

Total cash and cash equivalents	2,404,912	2,600,509

Term deposits	390,523	189,771
Securities available for sale	2,596,656	2,573,628
Securities held to maturity	18,129,079	18,334,915
Loans receivable, net of allowance for loan losses of 2007 $187,000;
and 2006 $136,000; respectively	72,694,185	67,450,821
Premises and equipment	820,245	851,357
Federal Home Loan Bank of New York stock, at cost	1,146,400	1,121,400
Interest receivable	539,846	489,495
Other assets	439,841	358,258

Total assets	$99,161,687	$93,970,154

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Non-interest bearing deposits	$1,355,009	$768,473
Interest bearing deposits	60,965,502	57,075,421
Total deposits	62,320,511	57,843,894

Advances from Federal Home Loan Bank of New York	22,479,368	21,978,331
Advance payments by borrowers for taxes and insurance	424,446	360,771
Other liabilities	590,792	542,848

Total liabilities	85,815,117	80,725,844

Stockholders' equity:
Preferred stock; no par value; 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock; $.01 par value; 5,000,000 shares authorized;
1,851,500 issued and outstanding	18,515	18,515
Additional paid-in capital	7,519,352	7,484,694
Retained earnings - substantially restricted	6,301,510	6,252,608
Unearned ESOP shares	(337,181)	(346,861)
Accumulated other comprehensive loss	(155,626)	(164,646)

Total Stockholders' equity	13,346,570	13,244,310

Total liabilities and stockholders' equity	$99,161,687	$93,970,154

See notes to consolidated financial statements.

LINCOLN PARK BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest income:
Loans	$1,032,364	$953,554	$2,005,982	$1,860,777
Securities	271,110	261,709	538,130	526,382
Other interest-earning assets	12,721	16,277	27,621	26,645

Total interest income	1,316,195	1,231,540	2,571,733	2,413,804

Interest expense:
Deposits	533,833	343,770	1,029,599	652,992
Advances and other borrowed money	229,130	282,766	461,239	532,704

Total interest expense	762,963	626,536	1,490,838	1,185,696

Net interest income	553,232	605,004	1,080,895	1,228,108
Provision for loan losses	44,400	116	51,000	3,616

Net interest income after provision for loan losses	508,832	604,888	1,029,895	1,224,492

Non-interest income:
Fees and service charges	25,909	18,036	49,517	36,635
Gains on calls of securities held to maturity	-	500	-	500
Gains on sale of securities available for sale	6,879	-	10,181	9,612
Miscellaneous	6,534	5,879	11,516	10,940

Total non-interest income	39,322	24,415	71,214	57,687

Non-interest expenses:
Salaries and employee benefits	233,314	208,742	458,441	413,588
Net occupancy expense of premises	27,800	25,242	55,606	55,252
Equipment	60,610	56,447	126,690	116,851
Advertising	17,247	10,505	25,324	20,238
Federal insurance premium	1,775	1,740	3,481	3,570
Miscellaneous	184,732	173,284	360,026	380,332

Total non-interest expenses	525,478	475,960	1,029,568	989,831

Income before income taxes	22,676	153,343	71,541	292,348
Income taxes	6,407	58,566	20,603	111,305

Net income	$16,269	$94,777	$50,938	$181,043

Net income per common share:
Basic	$0.01	$0.05	$0.03	$0.10

Weighted average number of common shares and
common stock equivalents outstanding:
Basic	1,788,506	1,794,046	1,788,294	1,800,163

Net income per common share:
Diluted	$0.01	$0.05	$0.03	$0.10

Weighted average number of common shares and
common stock equivalents outstanding:
Diluted	1,788,506	1,798,922	1,794,698	1,804,325

See notes to consolidated financial statements.

LINCOLN PARK BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total

Balance - December 31, 2005	$18,515	$7,776,418	$5,982,726	$(366,220)	$(23,901)	$13,387,538

Comprehensive income:
Net income for the six months ended June 30, 2006	-	-	181,043	-	-	181,043
Other comprehensive loss: Unrealized holding loss on securities available for sale, net of deferred income taxes of ($13,739)	-	-	-	-	(20,593)	(20,593)

Total Comprehensive Income						160,450

Purchase of restricted stock	-	(355,778)	-	-	-	(355,778)
Restricted stock earned		15,224				15,224
Stock Options		20,328				20,328
Dividends paid			(40,882)			(40,882)
ESOP shares committed to be released	-	-	(1,427)	9,680	-	8,253

Balance - June 30, 2006	$18,515	$7,456,192	$6,121,460	$(356,540)	$(44,494)	$13,195,133

Balance - December 31, 2006	$18,515	$7,484,694	$6,252,608	$(346,861)	$(164,646)	$13,244,310
Comprehensive income:	-	-	-	-	-	-
Net income for the six months ended June 30, 2007	-	-	50,938	-	-	50,938
Other comprehensive income:
Unrealized holding gain on securities available for sale, net of deferred income taxes of $693	-	-	-	-	405	405
Directors’ retirement plan, net of deferred taxes of $5,793	-	-	-	-	8,615	8,615

Total Comprehensive Income						59,958

Restricted stock earned	-	16,216	-	-	-	16,216
Stock options	-	18,442	-	-	-	18,442
ESOP shares committed to be released	-	-	(2,036)	9,680	-	7,644

Balance - June 30, 2007	$18,515	$7,519,352	$6,301,510	$(337,181)	$(155,626)	$13,346,570

See notes to consolidated financial statements.

LINCOLN PARK BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$50,938	$181,043
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation of premises and equipment	34,146	33,528
Amortization and accretion, net	9,540	17,701
Net gain on sale of securities available for sale	(10,181)	(9,612)
Gain on calls of securities held to maturity	-	(500)
Provision for loan losses	51,000	3,616
Increase in interest receivable	(50,351)	(37,146)
(Increase) decrease in other assets	(57,996)	191,163
(Decrease) increase in accrued interest payable	(1,500)	11,000
Deferred taxes	(24,290)	(45,589)
Increase (decrease) in other liabilities	60,918	(149,598)
ESOP shares committed to be released	7,644	8,253
Restricted Stock earned	16,216	15,224
Stock options	18,442	20,328
Net cash provided by operating activities	104,526	239,411

Cash flows from investing activities:
Purchases of term deposits	(297,000)	-
Proceeds from maturities of term deposits	99,000	-
Purchases of securities available for sale	(322,336)	(72,262)
Proceeds from maturities and calls of securities available for sale	-	500,000
Proceeds from sales of securities available for sale	299,837	24,298
Principal repayments on securities available for sale	10,396	15,996
Purchases of securities held to maturity	-	(1,000,000)
Proceeds from maturities and calls of securities held to maturity	100,000	710,500
Principal repayments on securities held to maturity	105,608	139,834
Net increase in loans receivable	(5,306,064)	(2,688,221)
Additions to premises and equipment	(3,034)	(33,817)
Purchase of Federal Home Loan Bank of New York stock	(133,800)	(265,800)
Redemption of Federal Home Loan Bank of New York stock	108,800	139,000

Net cash used in investing activities	(5,338,593)	(2,530,472)

Cash flows from financing activities:
Net increase in deposits	4,473,758	199,235
Proceeds from advances from Federal Home Loan Bank of New York	29,800,000	49,250,000
Repayments of advances from Federal Home Loan Bank of New York	(29,298,963)	(46,807,797)
Net increase in payments by borrowers for taxes and insurance	63,675	37,596
Purchase of restricted stock	-	(355,778)
Dividends paid	-	(40,882)
Net cash provided by financing activities	5,038,470	2,282,374

Net decrease in cash and cash equivalents	(195,597)	(8,687)
Cash and cash equivalents - beginning	2,600,509	2,316,178

Cash and cash equivalents - ending	$2,404,912	$2,307,491

Supplemental information:
Cash paid during the period for:
Interest on deposits and borrowings	$1,491,736	$1,175,131
Income taxes	$480	$295,797
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

In February 2007, the FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Company on January 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

In February 2007, the FASB issued FASB Staff Position (FSP) FAS 158-1, “Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88, and No.106 and to the Related Staff Implementation Guides.” This FSP makes conforming amendments to other FASB statements and staff implementation guides and provides technical corrections to SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” The conforming amendments in this FSP shall be applied upon adoption of SFAS No. 158. The adoption of FSP FAS 158-1 did not have a material impact on our consolidated financial statements or disclosures.

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

LINCOLN PARK BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. RECENT ACCOUNTING PRONOUNCEMENTS (Cont’d)

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.

3. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months and six months ended June 30, 2007, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

LINCOLN PARK BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. STOCK COMPENSATION PLANS

        The Company has two stock-related compensation plans, including stock option and restricted stock plans, which are described in Note 12 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. Through December 31, 2005, the Company accounted for its stock option and employee stock ownership plans using the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations for these plans. Under APB No. 25, generally, when the exercise price of the Company’s stock options equaled the market price of the underlying stock on the date of the grant, no compensation expense was recognized. The Company adopted SFAS No. 123 (R), using the modified-prospective transition method, beginning on January 1, 2006 and, therefore, began to expense the fair value of all options over their remaining vesting periods to the extent the options were not fully vested as of the adoption date and began to expense the fair value of all share-based compensation granted subsequent to December 31, 2005, over its requisite service periods.

        SFAS No. 123 (R) also requires the benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense to be reported as a financing cash flow (there were no realized tax benefits for the six months ended June 30, 2007) rather than an operating cash flow, as previously required. In accordance with Staff Accounting Bulletin (“SAB”) No. 107, the Company classified share-based compensation within salaries and employee benefits and other expenses to correspond with the same line item as the cash compensation paid to employees and non-employee directors.

                Employee options vest over a seven-year service period and non-employee director options vest over a five-year service period. Compensation expense recognized for all option grants is recognized over the awards’ respective requisite service periods. The fair values relating to all of calendar 2005 and 2006 option grants were estimated using the Black-Scholes option pricing model. Expected volatilities are based on historical volatility of our stock and other factors, such as implied market volatility. We used historical exercise data based on the age at grant of the option holder to estimate the options’ expected term, which represents the period of time that the options granted are expected to be outstanding. We anticipated the future option holding periods to be similar to the historical option holding periods.

                The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We recognize compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of the awards. We did not grant any options during the six months ended June 30, 2007 and 2006.

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

                During the six months ended June 30, 2007, the Company recorded $34,657 of share-based compensation expense, which was comprised of stock option expense of $18,442 and restricted stock expense of $16,216. The Company estimates it will record share-based compensation expense of approximately $70,000 in fiscal 2007.

LINCOLN PARK BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. STOCK COMPENSATION PLANS (Cont’d)

                The following table illustrates the impact of share-based compensation on reported amounts:

	Three Months Ended June 30, 2007		Six Months Ended June 30, 2007

		Impact of		Impact of
		Share-Based		Share-Based
		Compensation		Compensation
	As Reported	Expense	As Reported	Expense

Net operating income before taxes	$22,676	$(17,373)	$71,541	$(34,657)

Net Income	16,269	(15,173)	50,938	(30,257)

Earnings per share:

Basic	$0.01	$(0.01)	$0.03	$(0.02)

Diluted	$0.01	$(0.01)	$0.03	$(0.02)

LINCOLN PARK BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. STOCK COMPENSATION PLANS (Cont’d)

A summary of the Company’s stock option activity and related information for its option plans for the six months ended June 30, 2007, was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2006	64,020	$8.91
Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding at June 30, 2007	64,020	$8.91	8.6 years

Exercisable at June 30, 2007	10,018	$8.90	8.6 years

  A summary of the status of the Company’s non-vested options as of June 30, 2007 and changes during the six months ended June 30, 2007 is presented below:

	Options	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2006	54,002	$3.34
Granted	-	-
Vested	-	-
Forfeited	-	-

Non-vested at June 30, 2007	54,002	$3.34

LINCOLN PARK BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. STOCK COMPENSATION PLANS (Cont’d)

Expected future compensation expense relating to the 54,002 non-vested options outstanding as of June 30, 2007 is $160,000 over a weighted-average period of 4.5 years.

                A summary of the status of the Company’s restricted shares as of June 30, 2007 and changes during the six months ended June 30, 2007, is presented below:

	Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2006	16,964	$8.90
Granted	-	-
Vested	-	-
Forfeited	-	-

Non-vested at June 30, 2007	16,964	$8.90

                Expected future compensation expense relating to the 16,964 restricted shares at June 30, 2007 is $134,000 over a weighted-average period of 4.5 years.

7. DIRECTORS’ RETIREMENT PLAN

                Periodic expenses for the Company’s Directors’ retirement plan were as follows:

Six Months Ended June 30, 2007
Service Cost	$ 4,882
Interest Cost	9,768
Unrecognized Past Service Liability	14,358

TOTAL	$ 29,008

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

Comparison of Financial Condition at June 30, 2007 and December 31, 2006

Our total assets increased by $5.2 million, or 5.5%, to $99.2 million at June 30, 2007, from $94.0 million at December 31, 2006. The level of cash and cash equivalents decreased $196,000 or 7.5% to $2.4 million from $2.6 million at December 31, 2006. Term deposits increased $201,000 to $391,000 at June 30, 2007 when compared with $190,000 at December 31, 2006. The increase in term deposits was due to the purchase of three certificates of deposits totaling $297,000, offset by maturities of $99,000.

Securities available for sale remained unchanged at $2.6 million at June 30, 2007 and December 31, 2006. For the six months ended June 30, 2007, purchases of securities available for sale amounted to $322,000, offset by $10,000 in repayments of principal and $300,000 in proceeds from sales of securities. Securities held to maturity decreased by $206,000 or 1.1% to $18.1 million at June 30, 2007 when compared with $18.3 million at December 31, 2006. During the six months ended June 30, 2007, maturities on securities held to maturity amounted to $100,000 and repayments on securities held to maturity amounted to $106,000.

Loans receivable amounted to $72.7 million and $67.5 million at June 30, 2007 and December 31, 2006, respectively, representing an increase of $5.2 million or 7.8%. Our increase in loans resulted from increased one to four family mortgage loan originations of $2.4 million, home equity loans of $2.0 million and business loans of $931,000. The loans receivable were funded by increases in deposits and advances from the Federal Home Loan Bank.

Federal Home Loan Bank of New York (“FHLB”) stock remained unchanged at $1.1 million at June 30, 2007, and at December 31, 2006. Purchase of FHLB stock amounted to $134,000 and redemption of FHLB stock amounted to $109,000.

Other assets increased $82,000 or 23.0% to $440,000 at June 30, 2007 from $358,000 at December 31, 2006.
The increase was primarily due to a $90,000 deposit for the purchase of the GSL Savings Montville Branch which was opened in July 2007.

LINCOLN PARK BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition at June 30, 2007 and December 31, 2006 (Cont’d.)

Total deposits increased $4.5 million or 7.7% to $62.3 million at June 30, 2007 from $57.8 million at December 31, 2006. The increase in deposits was due to a management decision to be more competitive with deposit rates.  Advances from FHLB increased $501,000 or 2.3% to $22.5 million at June 30, 2007 when compared with $22.0 million at December 31, 2006. The proceeds from new advances were used to fund loan originations.

Other liabilities increased $48,000 or 8.8% to $591,000 at June 30, 2007 when compared to $543,000 at December 31, 2006. The increase was primarily due to increases in accrued expenses of $15,000 for payroll and $12,000 for auditing expense.

Stockholders’ equity increased by $102,000 or .77% to $13.3 million at June 30, 2007 from $13.2 million at December 31, 2006, respectively, reflecting net income of $51,000 for the six months ended June 30, 2007, and the amortization of $51,000 for the ESOP, the restricted stock, stock options, and the directors’ retirement plan for the six months ended June 30, 2007. Other comprehensive loss totaled $156,000 and $165,000 at June 30, 2007 and December 31, 2006, respectively, representing a 5.0 % improvement. This improvement was due to the recognition of $9,000 in unrecognized past service liability of the directors’ retirement plan.

Comparison of Operating Results for the Three Months Ended June 30, 2007 and 2006

General. Net income decreased by $79,000, or 83.0%, to $16,000 for the three months ended June 30, 2007, from $95,000 for the three months ended June 30, 2006. The decrease in net income reflects increases in interest expense on deposits, provision for loan losses, and an increase in non-interest expenses, partially offset by increases in total interest income and non-interest income, and decreases in interest expense on borrowed money and income taxes.

Interest Income. Interest income increased $85,000, or 6.9%, to $1.3 million for the three months ended June 30, 2007, from $1.2 million for the three months ended June 30, 2006. The increase in interest income was due to an increase of $79,000 in interest income from loans, $9,000 in interest income from securities, offset by a decrease of $4,000 in interest income from other interest earning assets.

Interest income from loans increased by $79,000, or 8.3%, to $1.0 million for the three months ended June 30, 2007, from $954,000 for the three months ended June 30, 2006. The increase was due to a $2.6 million or 3.8% increase in the average balance of loans to $70.9 million in 2007 from $68.2 million in 2006 and an increase in the average yield to 5.83% from 5.59%. Interest income from securities, including available for sale and held to maturity, increased $9,000 or 3.6% to $271,000 for the three months ended June 30, 2007, from $262,000 for the three months ended June 30, 2006. The average yield on these securities increased to 4.94 % for the three months ended June 30, 2007 as compared to 4.57% for the three months ended June 30, 2006, sufficient to offset a decrease in the average balance of $986,000. The average balance of securities was $22.0 million during the three months ended June 30, 2007 as compared to $23.0 million for the three months ended June 30, 2006. Interest income from other interest-earning assets decreased $4,000, or 21.9% to $13,000 for the three months ended June 30, 2007, from $16,000 for the three months ended June 30, 2006. The decrease in interest income from other interest-earning assets was due to a decrease in the average yield to 4.0 % in 2007 from 4.3% in 2006, and a decrease in the average balance to $1.3 million in 2007 from $1.5 million in 2006.

Interest Expense. Total interest expense increased $136,000, or 21.8%, to $763,000 for the three months ended June 30, 2007, from $627,000 for the three months ended June 30, 2006. The interest expense on interest-bearing deposits increased by $190,000 or 55.3% to $534,000 in 2007, when compared with $344,000 in the comparable 2006 period. The increase in interest expense resulted from an increase of $5.9 million in the average balance of interest-bearing deposits to $60.0 million in 2007, compared to $54.0 million in 2006. In addition, the average cost of interest-bearing deposits increased to 3.6% for the three months ended June 30, 2007 from 2.6% for the three months ended June 30, 2006, reflecting increasing market interest rates during the period between the comparable quarters.

LINCOLN PARK BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended June 30, 2007 and 2006 (Cont’d.)

The interest expense on borrowed money decreased $54,000 or 19.0% to $229,000 in 2007 from $283,000 in the comparable 2006 period. The decrease was due to a decrease of $5.2 million in the average balance of borrowed money to $21.0 million in 2007 from $27.0 million in 2006, offset by an increase in the cost of borrowed money to 4.27% in 2007 from 4.25% in 2006.

Net Interest Income. Net interest income decreased $52,000, or 8.6%, to $553,000 for the three months ended June 30, 2007 from $605,000 for the three months ended June 30, 2006. Our interest rate spread decreased to 1.85% in 2007 from 2.21% in 2006, reflecting a 64 basis points increase in the cost of our interest bearing liabilities that exceeded a 28 basis points increase in yield on interest-earning assets. Our net interest margin decreased to 2.35% from 2.61%.

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
Based on our evaluation of these factors, a provision of $44,000 for loan losses was required for the three months ended June 30, 2007, and $116 for the three months ended June 30, 2006. We had no charge-offs during the three month periods ended June 30, 2007 and 2006. We used the same methodology and generally similar assumptions in assessing the allowance for both periods. The allowance for loan losses was $187,000 or 0.26% of gross loans outstanding at June 30, 2007, as compared with $162,000, or 0.23% of gross loans outstanding at June 30, 2006. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

Non-interest Income. Non-interest income increased $15,000 or 61.1%, to $39,000 for the three months ended June 30, 2007 as compared to $25,000 for the three months ended June 30, 2006. The increase in non-interest income was due to an increase of $8,000 in fees and service charges and a $7,000 increase in the gains in sales of securities.

Non-interest Expenses. Non-interest expenses were $525,000 and $476,000 for the three months ended June 30, 2007 and 2006, respectively, representing an increase of $50,000 or 10.4%. The increase in non-interest expenses was primarily due to increases of $25,000 in salary and employee benefit expenses, $7,000 in advertising expenses, and $11,000 in miscellaneous expenses.

LINCOLN PARK BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended June 30, 2007 and 2006 (Cont’d.)

Income Tax Expense. The provision for income taxes decreased to $6,000 for the three months ended June 30, 2007 from $59,000 for the three months ended June 30, 2006. The decrease in the provision for income taxes was primarily due to a decrease of $131,000 in income before income taxes to $23,000 for the three months ended June 30, 2007, as compared to $153,000 for the three months ended June 30, 2006.

Comparison of Operating Results for the Six Months Ended June 30, 2007 and 2006

General. Net income decreased $130,000, or 71.9%, to $51,000 for the six months ended June 30, 2007, compared with $181,000 for the same 2006 period. The decrease in net income during the 2007 period resulted primarily from an increase in interest expense and non-interest expense, partially offset by increases in total interest income and non-interest income and decreases in income taxes.

Interest Income. Interest income increased $158,000 or 6.5%, to $2.6 million for the six months ended June 30, 2007, from $2.4 million for the six months ended June 30, 2006. The increase in interest income was primarily due to an increase of $145,000 in interest income from loans and $12,000 in interest income from securities.

Interest income from loans increased by $145,000, or 7.8%, to $2.0 million for the six months ended June 30, 2007, from $1.9 million for the same 2006 period. The increase was due to a $2.7 million or 4.1% increase in the average balance of loans to $70.0 million in 2007 from $67.0 million in 2006. The average yield on loans increased to 5.74% in 2007 from 5.54% in 2006. Interest income from securities, including available for sale and held to maturity, increased $12,000, or 2.2%, to $538,000 for the six months ended June 30, 2007, from $526,000 for the six months ended June 30, 2006. The average balance of securities decreased to $22.0 million in 2007 when compared to $23.0 million in 2006. The decrease in the average balance of securities was offset by an increase of 30 basis points in the average yield. The average yield on securities for the six months ended June 30, 2007 was 4.89% when compared to 4.59% for the same period in 2006. Interest income from other interest-earning assets increased $1,000 or 3.7% to $27,000 for the six months ended June 30, 2007 when compared to $26,000 for the six months ended June 30, 2006. The average balance of other interest earning assets decreased to $1.4 million during the six months ended June 30, 2007, when compared to $1.7 million during the six months ended in June of 2006, partially offset by an increase in the average yield. The average yield on other interest earning assets was 4.00% for the six months ended June 30, 2007 when compared to 3.14 % for the same period in 2006.

Interest Expense. Total interest expense increased $305,000, or 25.7%, to $1.5 million for the six months ended June 30, 2007, from $1.2 million for the six months ended June 30, 2006. The interest expense on interest-bearing deposits increased by $377,000 or 57.7% to $1.0 million in 2007 when compared with $653,000 in the comparable 2006 period. The increase in interest expense on deposits was due to an increase in the average cost of interest-bearing deposits to 3.49% from 2.43%, reflecting an increase in market interest rates during the period between the comparable periods. The increase in interest expense on deposits was also partially due to an increase in the average balance of interest-bearing deposits to $59.0 million in 2007 from $53.7 million in 2006. The interest expense on borrowed money decreased $71,000 or 13.4% to $461,000 in 2007 from $533,000 in the comparable 2006 period. The decrease in interest expense on borrowed money was due to a decrease of $4.0 million in the average balance of borrowed money to $22.0 million in 2007 from $26.0 million in 2006, partially offset by an increase of 13 basis points in the cost of borrowed money to 4.25% in 2007 from 4.12% in 2006.

LINCOLN PARK BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Six Months Ended June 30, 2007 and 2006 (Cont’d.)

Net Interest Income. Net interest income decreased $147,000, or 12.0%, to $1.1 million for the six months ended June 30, 2007 from $1.2 million for the six months ended June 30, 2006. Our interest rate spread decreased to 1.82% in 2007 from 2.28% in 2006, reflecting an increase of 71 basis points in the cost of our interest-bearing liabilities that exceeded an increase of 25 basis points in the yield on interest-earning assets. Our net interest margin decreased to 2.32% from 2.68%.

Provision for Loan Losses. Based on our evaluation, we recorded provision for loan losses of $51,000 for the six months ended June 30, 2007, and $3,600 for the six months ended June 30, 2006. We had no charge-offs during the six month periods ended June 30, 2007 and 2006. We used the same methodology and generally similar assumptions in assessing the allowance for both periods. The allowance for loan losses was $187,000 or 0.26% of gross loans outstanding at June 30, 2007, as compared with $162,000, or 0.23% of gross loans outstanding at June 30, 2006. The level of the allowance is based on estimates, and the ultimate losses may vary from the estimates.

Non-interest Income. Non-interest income increased $14,000, or 23.5%, to $71,000 for the six months ended June 30, 2007, as compared to $58,000 for the six months ended June 30, 2006. The increase in non-interest income was primarily due to an increase of $13,000 in income from fees and service charges. Income from fees and service charges amounted to $50,000 for the six months ended June 30, 2007, when compared to $37,000 for the same period in 2006.

Non-interest Expenses. Non-interest expenses were $1.03 million and $990,000 for the six months ended June 30, 2007 and 2006, respectively, representing an increase of $40,000 or 4.0%. The increase in non-interest expenses was due to increases of $45,000 in salary and employee benefits, $10,000 in equipment expense and $5,000 in advertising expenses. This increase was offset by decreases of $20,000 in miscellaneous expenses.

Salaries and employee benefits increased $45,000 or 11.0%, primarily because the President now draws a salary as opposed to director fees and also due to an increase in full time personnel. Miscellaneous expenses decreased $20,000 or 5.3% to $360,000 in 2007 from $380,000 in 2006, primarily due to a reduction in director fees.

Income Tax Expense. The provision for income taxes decreased to $21,000 for the six months ended June 30, 2007 from $111,000 for the six months ended June 30, 2006. The decrease in the provision for income taxes was primarily due to a decrease in income before income taxes of $221,000 to $72,000 for the six months ended June 30, 2007, as compared to $292,000 for the six months ended June 30, 2006.

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

We have emphasized the origination of fixed-rate mortgage loans for retention in our portfolio in order to maximize our net interest income. We accept increased exposure to interest rate fluctuations as a result of our investment in such loans. In a period of rising interest rates, our net interest rate spread and net interest income may be negatively affected. In addition, we have sought to manage and mitigate our exposure to interest rate risks in the following ways:

•	We maintain moderate levels of short-term liquid assets. At June 30, 2007, our short-term liquid assets totaled $2.4 million;

•
We originate for portfolio adjustable-rate mortgage loans and adjustable home equity lines of credit. At June 30, 2007, our adjustable-rate mortgage loans totaled $14.3 million and our adjustable home equity lines of credit totaled $5.3 million;

•
We attempt to increase the maturity of our liabilities as market conditions allow. In particular, since 2004, we have emphasized intermediate- to long-term FHLB advances as a source of funds. At June 30, 2007, we had $3.1 million of FHLB advances with terms to maturity of between three and fifteen years; and

•
We invest in securities with step-up rate features providing for increased interest rates prior to maturity according to a pre-determined schedule and formula. However, these step-up rates may not keep pace with rising interest rates in the event of a rapidly rising rate environment. In addition, these investments may be called at the option of the issuer.

Net Portfolio Value. The Company utilizes an outside vendor to prepare the computation of accounts by which the net present value of the Bank’s cash flow from assets, liabilities and off-balance sheet items (the Bank’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. The vendor provides the Company with an interest rate sensitivity report of net portfolio value by utilizing a simulation model that uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of net portfolio value. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the yield curve increases or decreases instantaneously by 100 and 200 basis points. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 5% would mean, for example, a 200 basis point increase in the change of interest rates.

LINCOLN PARK BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management of Market Risk (Cont’d.)

The following table sets forth the Bank’s NPV as of June 30, 2007, the most recent date the Bank’s NPV was calculated.

Change in Interest Rates (basis points)	Net Portfolio Value			Net Portfolio Value as a Percentage of Present Value of Assets
	Estimated NPV	Amount of Change	Percent of Change	NPV Ratio	Change in Basis Points
	(Dollars in Thousands)
+200	$ 13,157	$ (4,116)	(23.8)%	14.75%	(327) basis points
+100	15,224	(2,049)	(11.9)	16.46	(156) basis points
0	17,273	—	—	18.02	— basis points
-100	19,120	1,847	10.7	19.30	128 basis points
-200	20,453	3,180	18.4	20.07	205 basis points

The table above indicates that at June 30, 2007 in the event of a 200 basis point decrease in interest rates, we would experience an 18.4% increase in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience a 23.8% decrease in net portfolio value.

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

LINCOLN PARK BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Cont’d.)

The primary sources of investing activity are lending and the purchase of mortgage-backed securities. Net loans amounted to $72.7 million and $67.4 million at June 30, 2007 and December 31, 2006, respectively. Securities available for sale totaled $2.6 million at June 30, 2007 and December 31, 2006, respectively. Securities held to maturity totaled $18.1 million and $18.3 million at June 30, 2007 and December 31, 2006, respectively. In addition to funding new loan production and securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans, mortgage-backed securities, and borrowings from FHLB.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At June 30, 2007, advances from the FHLB amounted to $22.5 million.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At June 30, 2007, the Bank had outstanding commitments to originate loans of $1.5 million, and unused lines of credit of $8.9 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2007, totaled $32.3 million. Management believes that, based upon its experience and the Bank’s deposit flow history, a significant portion of such deposits will remain with the Bank.

The following table sets forth the Bank’s capital position at June 30, 2007, as compared to the minimum regulatory capital requirements:

					To Be Well
					Capitalized
					Under Prompt
			Minimum Capital		Corrective
	Actual		Requirements		Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

Total Capital
(to risk-weighted assets)	$9,685	17.85%	$4,340	8.00%	$5,425	10.00%

Tier 1 Capital
(to risk-weighted assets)	9,498	17.51%	2,170	4.00%	3,255	6.00%

Core (Tier 1) Capital
(to average total assets)	9,498	10.13%	3,750	4.00%	4,688	5.00%

Tangible Capital
(to adjusted average assets)	9,498	10.13%	1,406	1.50%	-	-

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable

b)	Not applicable

c)	Information regarding the Company’s purchases of its equity securities (common stock) during the three months ended June 30, 2007 is summarized below:

	Total Number of Shares Purchased	Average Price Paid For Shares	Total Number of Shares Purchased Under a Publicly Announced Repurchase Plan	Maximum Number of Shares That May Yet Be Purchased Under Repurchased Plan
April 1-April 30	-	-	-	-
May 1 - May 31	-	-	-	-
June 1 - June 30	-	-	-	-

As of June 30, 2007, the Company has purchased 36,289 shares to fund the restricted stock of the Company’s 2005 Stock-Based Incentive Plan.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

For information regarding the results of the annual meeting of stockholders held on April 19, 2007, reference is made to the information presented in item 4 of the Form 10-QSB for the quarter ended March 31, 2007, which information is incorporated herein by reference.

LINCOLN PARK BANCORP

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

LINCOLN PARK BANCORP

Date: August 14, 2007	/s/ David G. Baker
David G. Baker
President and Chief Executive Officer

Date: August 14, 2007	/s/ Nandini Mallya
Nandini Mallya
Vice President and Treasurer
(Chief Financial Officer)