Form 10QSB
period 2007-09-30
Lincoln Park Bancorp
filed 2007-11-14
CIK 1294206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the transition period from _________________________ To _________________________

Commission File Number  000-51078

LINCOLN PARK BANCORP

(Exact name of registrant as specified in its charter)

FEDERAL	61-1479859
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

31 Boonton Turnpike, Lincoln Park, New Jersey	07035
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (973) 694-0330

Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes     X        No  ______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act).  Yes ______    No      X

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  1,845,290 shares of common stock, par value $.01 per share as of November 13, 2007.

Transitional Small Business Disclosure Format.  Yes _____  No     X

LINCOLN PARK BANCORP AND SUBSIDIARY

INDEX

		Page
PART I - FINANCIAL INFORMATION		Number

Item 1:	Financial Statements

	Consolidated Statements of Financial Condition at September 30, 2007 and December 31, 2006 (Unaudited)	1

	Consolidated Statements of Income for the Three Months and Nine Months Ended September 30, 2007 and 2006 (Unaudited)	2

	Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2007 and 2006 (Unaudited)	3

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006 (Unaudited)	4

	Notes to Consolidated Financial Statements (Unaudited)	5 – 7

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8 – 15

Item 3:	Controls and Procedures	16

PART II - OTHER INFORMATION		17-18

Item 1:	Legal Proceedings	17

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3:	Defaults Upon Senior Securities	17

Item 4:	Submission of Matters to a Vote of Security Holders	17

Item 5:	Other Information	17

Item 6:	Exhibits and Reports on Form 8-K	18

SIGNATURES		19

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

LINCOLN PARK BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	December 31,
ASSETS	2007	2006

Cash and amounts due from depository institutions	$1,201,611	$1,228,459
Interest-bearing deposits in other banks	1,353,679	1,372,050

Total cash and cash equivalents	2,555,290	2,600,509

Term deposits	292,935	189,771
Securities available for sale	2,610,255	2,573,628
Securities held to maturity	18,973,702	18,334,915
Loans receivable, net of allowance for loan losses of 2007 $187,000;
and 2006 $136,000; respectively	73,710,140	67,450,821
Premises and equipment	1,602,982	851,357
Federal Home Loan Bank of New York stock, at cost	1,121,400	1,121,400
Interest receivable	560,278	489,495
Other assets	418,535	358,258

Total assets	$101,845,517	$93,970,154

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Non-interest bearing deposits	$1,145,663	$768,473
Interest bearing deposits	64,437,642	57,075,421
Total deposits	65,583,305	57,843,894

Advances from Federal Home Loan Bank of New York	21,922,578	21,978,331
Advance payments by borrowers for taxes and insurance	424,837	360,771
Other liabilities	600,749	542,848

Total liabilities	88,531,469	80,725,844

Stockholders' equity:
Preferred stock; no par value; 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock; $.01 par value; 5,000,000 shares authorized;
1,851,500 issued; 1,845,290 shares outstanding at September 30, 2007;	18,515	18,515
1,851,500 shares outstanding at December 31, 2006
Additional paid-in capital	7,536,814	7,484,694
Retained earnings - substantially restricted	6,313,240	6,252,608
Treasury stock, at cost; 6210 shares	(49,991)	-
Unearned ESOP shares	(332,341)	(346,861)
Accumulated other comprehensive loss	(172,189)	(164,646)

Total stockholders' equity	13,314,048	13,244,310

Total liabilities and stockholders' equity	$101,845,517	$93,970,154

See notes to consolidated financial statements.

LINCOLN PARK BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest income:
Loans, including fees	$1,072,582	$976,562	$3,078,564	$2,837,339
Securities	272,602	268,009	810,732	794,391
Other interest-earning assets	15,906	13,648	42,315	40,293

Total interest income	1,361,090	1,258,219	3,931,611	3,672,023

Interest expense:
Deposits	572,620	380,586	1,601,007	1,033,578
Advances and other borrowed money	233,333	295,162	694,572	827,866

Total interest expense	805,953	675,748	2,295,579	1,861,444

Net interest income	555,137	582,471	1,636,032	1,810,579
(Recovery of) provision for loan losses	-	(1,000)	51,000	2,616

Net interest income after (recovery of) provision for loan losses	555,137	583,471	1,585,032	1,807,963

Non-interest income:
Fees and service charges	28,479	23,630	77,996	60,265
Net gains on calls of securities held to maturity	-	-	-	500
Net gains on calls of securities available for sale	5,488	-	15,669	9,612
Miscellaneous	8,137	6,738	19,653	17,677

Total non-interest income	42,104	30,368	113,318	88,054

Non-interest expenses:
Salaries and employee benefits	257,357	222,102	715,798	635,690
Net occupancy expense of premises	43,876	28,679	99,482	83,931
Equipment	98,152	66,565	224,842	183,416
Advertising	14,226	12,849	39,550	33,087
Legal Expense	11,901	28,546	56,990	98,042
Audit and Accounting	28,019	29,618	80,568	72,380
Federal insurance premium	1,752	1,713	5,233	5,283
Miscellaneous	141,007	143,715	403,395	411,790

Total non-interest expenses	596,290	533,787	1,625,858	1,523,619

Income before income taxes	951	80,051	72,492	372,398
Income taxes (benefit)	(12,320)	26,663	8,283	137,968

Net income	$13,271	$53,388	$64,209	$234,430

Net income per common share:
Basic	$0.01	$0.03	$0.04	$0.13

Weighted average number of common shares and
common stock equivalents outstanding:
Basic	1,788,362	1,783,985	1,788,333	1,794,711

Net income per common share:
Diluted	$0.01	$0.03	$0.04	$0.13
Weighted average number of common shares and
common stock equivalents outstanding:
Diluted	1,788,362	1,786,067	1,788,333	1,797,662

See notes to consolidated financial statements.

LINCOLN PARK BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

						Accumulated
		Additional			Unearned	Other
	Common	Paid-in	Retained	Treasury	ESOP	Comprehensive
	Stock	Capital	Earnings	Stock	Shares	Loss	Total
Balance-December 31, 2005	$18,515	$7,776,418	$5,982,726	$-	$(366,220)	$(23,901)	$13,387,538

Comprehensive income:
Net income for the nine
months ended
September 30, 2006	-	-	234,430	-	-	-	234,430

Other comprehensive income:
Unrealized holding gain
on securities
available for sale, net of deferred
income taxes of $5,164	-	-	-	-	-	7,720	7,720

Total Comprehensive Income							242,150

ESOP shares committed to be released	-	-	(2,232)	-	14,520	-	12,288
Purchase of restricted Stock	-	(355,778)	-	-	-	-	(355,778)
Restricted stock earned	-	21,536	-	-	-	-	21,536
Stock options	-	26,263	-	-	-	-	26,263
Dividends paid	-	-	(40,882)	-	-	-	(40,882)

Balance-September 30, 2006	$18,515	$7,468,439	$6,174,042	$-	$(351,700)	$(16,181)	$13,293,115

Balance-December 31, 2006	$18,515	$7,484,694	$6,252,608	$-	$(346,861)	$(164,646)	$13,244,310

Comprehensive income:
Net income for the nine months
ended September 30, 2007	-	-	64,209	-	-	-	64,209

Other comprehensive income:
Unrealized holding loss on securities
available for sale, net of deferred
income taxes (benefit) of ($ 2,960)	-	-	-	-	-	(20,466)	(20,466)

Directors' reitirement plan, net of deferred							-
taxes of $8,614	-	-	-	-	-	12,923	12,923

Total Comprehensive Income							56,666

ESOP shares committed to be released	-	-	(3,577)	-	14,520	-	10,943

Restricted stock earned	-	24,458	-	-	-	-	24,458

Stock options	-	27,662	-	-	-	-	27,662

Treasury stock purchased	-	-	-	(49,991)	-	-	(49,991)

Balance-September 30, 2007	$18,515	$7,536,814	$6,313,240	$(49,991)	$(332,341)	$(172,189)	$13,314,048

See notes to consolidated financial statements.

LINCOLN PARK BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$64,209	$234,430
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation of premises and equipment	54,946	50,611
Amortization and accretion, net	56,298	24,973
Gain on calls of securities held to maturity	-	(500)
Net gain on sales of securities available for sale	(15,669)	(9,612)
Provision for loan losses	51,000	2,616
Increase in interest receivable	(70,783)	(60,259)
(Increase) decrease in other assets	(56,560)	198,673
(Decrease) increase in accrued interest payable	(3,407)	27,549
Increase (decrease) in other liabilities	71,475	(241,668)
ESOP shares committed to be released	10,943	12,288
Restricted stock earned	24,459	21,536
Stock options	27,661	26,263
Net cash provided by operating activities	214,572	286,900

Cash flows from investing activities:
Purchases of term deposits	(297,000)	-
Proceeds from maturities of term deposits	198,000	-
Purchases of securities available for sale	(371,381)	(86,867)
Proceeds from maturities and calls of securities available for sale	-	500,000
Principal repayments on securities available for sale	18,302	23,421
Proceeds from sales of securities available for sale	312,710	24,298
Purchases of securities held to maturity	(934,000)	(1,000,000)
Proceeds from maturities and calls of securities held to maturity	100,000	710,500
Principal repayments on securities held to maturity	160,009	201,729
Net increase in loans receivable	(6,335,179)	(2,680,526)
Additions to premises and equipment	(806,571)	(35,202)
Purchase of Federal Home Loan Bank of New York stock	(214,800)	(367,050)
Redemption of Federal Home Loan Bank of New York stock	214,800	329,350
Net cash used in investing activities	(7,955,110)	(2,380,347)

Cash flows from financing activities:
Net increase in deposits	7,736,997	1,700,413
Proceeds from advances from Federal Home Loan Bank of New York	45,300,000	68,750,000
Repayments of advances from Federal Home Loan Bank of New York	(45,355,753)	(68,288,136)
Net increase in payments by borrowers for taxes and insurance	64,066	7,967
Purchase of restricted stock	-	(355,778)
Purchase of treasury stock	(49,991)	-
Dividends paid	-	(40,882)
Net cash provided by financing activities	7,695,319	1,773,584

Net decrease in cash and cash equivalents	(45,219)	(319,863)
Cash and cash equivalents - beginning	2,600,509	2,316,178

Cash and cash equivalents - ending	$2,555,290	$1,996,315

Supplemental information:
Cash paid during the period for:
Interest on deposits and borrowings	$2,298,986	$1,835,323
Income taxes	$10,574	$389,797

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

In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements.  The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years.  We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 157 on our consolidated financial position, results of operations and cash flows.

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

In February 2007, the FASB issued FASB Staff Position (FSP) FAS 158-1, “Conforming Amendments to the Illustrations in SFAS No. 87, No. 88, and No.106 and to the Related Staff Implementation Guides.”
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

In March 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.”  EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in-capital.  EITF 06-11 is effective for fiscal years beginning after September 15, 2007.  The Company does not expect EITF 06-11 will have a material impact on its financial position, results of operations or cash flows.

LINCOLN PARK BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.             RECENT ACCOUNTING PRONOUNCEMENTS (Cont’d)

In May 2007, the FASB issued (“FSP”) FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1).  FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  FSP FIN 48-1 is effective retroactively to January 1, 2007.  The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.

3.             BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with GAAP.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months and nine months ended September 30, 2007, are not necessarily indicative of the results which may be expected for the entire fiscal year.

4.              NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding, adjusted for unearned shares of the ESOP and unvested  restricted stock awards.  Diluted net income per share is calculated by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding decreased by the number of common shares that are assumed to be repurchased with the proceeds from the exercise or conversion of the common stock equivalents, if dilutive, (treasury stock method) along with the assumed tax benefit from the exercise of non-qualified options.  Shares issued and reacquired during any period are weighted for the portion of the period they were outstanding.

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

We have allocated the allowance among categories of loan types as well as classification status at each period-end date.  Assumptions and allocation percentages based on loan types and classification status have been consistently applied.  Management regularly evaluates various risk factors related to the loan portfolio, such as type of loan, underlying collateral and payment status, and the corresponding allowance allocation percentages.  Although we believe that we use the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors.  In addition, the regulatory authorities, as an integral part of their examination process, periodically review our allowance for loan losses.  Such agencies may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examinations.

LINCOLN PARK BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.             DIRECTORS’ RETIREMENT PLAN

Periodic expenses for the Company’s Directors’ retirement plan were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007

Service Cost	$2,441	$7,323
Interest Cost	4,884	14,652
Unrecognized Past Service Liability	7,179	21,537

TOTAL	$14,504	$43,512

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

Comparison of Financial Condition at September 30, 2007 and December 31, 2006

Our total assets increased by $7.8 million, or 8.4%, to $101.8 million at September 30, 2007, from $94.0 million at December 31, 2006.  At September 30, 2007, cash and cash equivalents decreased by $45,000 or 1.7% to $2.5 million from $2.6 million at December 31, 2006.  Term deposits increased $103,000 to $293,000 at September 30, 2007 when compared with $190,000 at December 31, 2006.  The increase in term deposits was due to the purchase of three certificates totaling $297,000, offset by maturities of $198,000.

Securities available for sale increased $37,000 or 1.4% to $2.6 million at September 30, 2007.  The increase in  securities available for sale during the 2007 period resulted primarily from purchases of $371,000, offset by principal payments of $18,000, and proceeds from sales of securities of $313,000.  Securities held to maturity increased by $639,000 or 3.48% to $19.0 million at September 30, 2007 when compared with $18.3 million at December 31, 2006.  During the nine months ended September 30, 2007, purchases of securities held to maturity amounted to $934,000 which offset maturities and repayments of $ 260,000.

Loans receivable amounted to $73.7 million and $67.5 million at September 30, 2007 and December 31, 2006, respectively, representing an increase of $6.2 million or 9.3%. Our increase in loans resulted primarily from increased one-to four family mortgage loan originations. The loans receivable was funded by increases in deposits.

Premises and equipment increased $752,000 or 88.3% at September 30, 2007.  The increase was due to the purchase of land, building, and fixed assets of the Montville branch in July 2007.

Federal Home Loan Bank of New York (“FHLB”) stock remained unchanged at $1.1 million at September 30, 2007 and December 31, 2006.

Other assets increased $61,000 or 16.8% to $419,000 at September 30, 2007 from $358,000 at December 31, 2006.  The increase was mainly due to goodwill of $52,000 recorded at the purchase of the Montville Branch which opened in July 2007.

LINCOLN PARK BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition at September 30, 2007 and December 31, 2006 (Cont’d.)

Total deposits increased $7.7 million or 13.4% to $65.6 million at September 30, 2007 from $57.8 million at December 31, 2006.  The increase in deposits was due to a management decision to be more competitive with deposit rates, and an increase of $3.5 million with the purchase of the Montville branch.  Advances from FHLB decreased $56,000 or 0.25% to $21.9 million at September 30, 2007 when compared with $22.0 million at December 31, 2006.

Other liabilities increased $58,000 or 10.67% to $601,000 at September 30, 2007 when compared to $543,000 at December 31, 2006.  The increase was primarily due to increases in accrued expenses for the directors’ retirement plan and accrued audit and accounting fees.

Stockholders’ equity increased by $70,000 or .53% to $13.3 million at September 30, 2007 from $13.2 million at December 31, 2006, respectively, reflecting net income of $64,000 for the nine months ended September 30, 2007, and the amortization of $63,000 for the ESOP, the restricted stock and stock options for the nine months ended September 30, 2007.  The Company also purchased $50,000 of its common stock, at an average price of $8.05 per share, which is reflected as treasury stock in the stockholders’ equity section of the Statement of Condition.

Comparison of Operating Results for the Three Months Ended September 30, 2007 and 2006

General. Net income decreased by $40,000, or 75.14%, to $13,000 for the three months ended September 30, 2007, from $53,000 for the three months ended September 30, 2006. The decrease in net income reflects increases in interest expense on deposits, and non-interest expenses, partially offset by increases in total interest income, non-interest income, and decreases in interest expense on borrowed money and income taxes.

Interest Income. Interest income increased $103,000, or 8.18%, to $1.4 million for the three months ended September 30, 2007, from $1.3 million for the three months ended September 30, 2006. The increase in interest income was due to increases of $96,000 in interest income from loans, $5,000 in interest income on securities, and $2,000 in interest income from other interest earning assets.

Interest income from loans increased by $96,000, or 9.83%, to $1.1 million for the three months ended September 30, 2007, from $977,000 for the three months ended September 30, 2006.  The increase was due to a $4.9 million or 7.0% increase in the average balance of loans to $73.4 million in 2007 from $68.5 million in 2006 and an increase in the average yield to 5.84% from 5.71%.  Interest income from securities, including available for sale and held to maturity, increased $5,000, or 1.71% to $273,000 for the three months ended September 30, 2007, from $268,000 for the three months ended September 30, 2006.  The average balance of securities decreased $1.8 million or 7.5% to $21.9 million in 2007, when compared to $23.7 million in 2006, and the average yield increased to 4.98% for the three months ended September 30, 2007 from 4.52% for the three months ended September 30, 2006.

Interest income from other interest-earning assets increased $2,000, or 16.5%, to $16,000 for the three months ended September 30, 2007, from $14,000 for the three months ended September 30, 2006.  The increase in interest income from other interest-earning assets was due to an increase in the average yield to 3.99% in 2007 from 3.38% in 2006, partially offset by a decrease in the average balance to $1.5 million in 2007 from $1.7 million in 2006.

LINCOLN PARK BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended September 30, 2007 and 2006 (Cont’d.)

Interest Expense. Total interest expense increased $130,000, or 19.3%, to $806,000 for the three months ended September 30, 2007, from $676,000 for the three months ended September 30, 2006.  The interest expense on interest-bearing deposits increased by $192,000 or 50.5% to $573,000 in 2007, when compared with $381,000 in the comparable 2006 period.  The increase in interest expense resulted from an increase of $9.7 million in the average balance of interest- bearing deposits to $63.2 million in 2007, compared to $53.5 million in 2006.  In addition, the average cost of interest-bearing deposits increased to 3.61% for the three months ended September 30, 2007 from 2.84% for the three months ended September 30, 2006, reflecting increasing market interest rates between the comparable quarters.

The interest expense on borrowed money decreased $62,000 or 21.0% to $233,000 in 2007 from $295,000 in the comparable 2006 period.  The decrease in interest expense was due to a decrease of $5.4 million in the average balance of borrowed money to $21.3 million in 2007 from $26.7 million in 2006 and a decrease in cost of borrowed money to 4.38% in 2007 from 4.42% in 2006.

Net Interest Income. Net interest income decreased $27,000, or 4.7%, to $555,000 for the three months ended September 30, 2007 from $582,000 for the three months ended September 30, 2006.  Our interest rate spread decreased to 1.81% in 2007 from 2.0% in 2006, reflecting a 45 basis points increase in the cost of our interest bearing liabilities that exceeded a 25 basis points increase in the yield on interest-earning assets.  Our net interest margin decreased to 2.30% in the 2007 period from 2.49% in the 2006 period.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, no provision was needed for the three months ended September 30, 2007 and a recovery of $1,000 was recorded for the three months ended September 30, 2006.  We had no charge-offs during the three month periods ended September 30, 2007 and 2006.  We used the same methodology and generally similar assumptions in assessing the allowance for both periods.  The allowance for loan losses was $187,000, or 0.25% of gross loans outstanding at September 30, 2007, as compared with $161,000, or 0.23% of gross loans outstanding at September 30, 2006.  The level of the allowance is based on estimates, and the ultimate losses may vary from the estimates.

Non-interest Income. Non-interest income increased $12,000 or 38.7%, to $42,000 for the three months ended September 30, 2007, as compared to $30,000 for the three months ended September 30, 2006.  The primary reason for the increase in non-interest income was an increase of $5,000 in fees and service charges, and a $5,000 gain on the sale of securities.

LINCOLN PARK BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended September 30, 2007 and 2006 (Cont’d.)

Non-interest Expenses. Non-interest expenses were $596,000 and $534,000 for the three months ended September 30, 2007 and 2006, respectively, representing an increase of $62,000 or 11.7%. The increase in non-interest expenses was primarily due to increases of $35,000 in salary and employee benefits, $32,000 in equipment expense and $15,000 in net occupancy expense of premises, offset by decreases of $17,000 in legal expenses.

Salary and Employee benefits increased $35,000 or 15.9% for the three months ended September 30, 2007 when compared to the three months ended September 30, of 2006.  The increase was primarily due the addition of full time personnel in general and also to staff the new Montville branch.  Equipment expenses increased $32,000 or 47.5%, primarily due to purchases, upgrading and maintenance of software and other equipment. Miscellaneous expenses decreased $3,000 or 1.9% to $141,000 for the three months ended September 30, 2007, from $144,000 for the same period ending September 30, 2006.

Income Tax Expense. The provision for income taxes decreased by $39,000 for the three months ended September 30, 2007 from $27,000 for the three months ended September 30, 2006. The decrease in the provision for income taxes was primarily due to a change in the applicable tax rate used in the calculation of income tax expense.

Comparison of Operating Results for the Nine Months Ended September 30, 2007 and 2006

General. Net income decreased $170,000, or 72.6%, to $64,000 for the nine months ended September 30, 2007, compared with $234,000 for the same 2006 period.  The decrease in net income during the 2007 period resulted primarily from increases in interest expense and non-interest expense, partially offset by increases in total interest income and non-interest income and decreases in income taxes.

Interest Income. Interest income increased $260,000 or 7.1%, to $3.9 million for the nine months ended September 30, 2007, from $3.7 million for the nine months ended September 30, 2006.  The increase in interest income was primarily due to an increase of $241,000 in interest income from loans and an increase of $16,000 in interest income on securities.

Interest income from loans increased by $241,000, or 8.5%, to $3.1 million for the nine months ended September 30, 2007, from $2.8 million for the same 2006 period.  The increase was due in part to a $3.5 million or 5.1% increase in the average balance of loans to $71.1 million in 2007 from $67.6 million in 2006.  In addition the average yield on loans increased to 5.78% in 2007 from 5.60% in 2006.  Interest income from securities, including available for sale and held to maturity, increased $16,000, or 2.1%, to $811,000 for the nine months ended September 30, 2007, from $794,000 for the nine months ended September 30, 2006.  The average balance of securities decreased to $22.0 million in 2007 when compared to $23.2 million in 2006.  The decrease in the average balance of securities was offset by an increase of 35 basis points in the average yield. The average yield on securities for the nine months ended September 30, 2007 was 4.92% when compared to 4.57% for the same period in 2006.  Interest income from other interest-earning assets increased $2,000 or 5.0% to $42,000 for the nine months ended September 30, 2007 when compared to $40,000 for the nine months ended September 30, 2006.  The average balance of other interest earning assets decreased to $1.4 million during the nine months ended September 30, 2007, when compared to $1.7 million during the nine months ended in September of 2006, partially offset by an increase in the average yield. The average yield on other interest earning assets for the nine months ended September 30, 2007, was 3.90% when compared to 3.14 % for the same period in 2006.

LINCOLN PARK BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Nine Months Ended September 30, 2007 and 2006 (Cont’d.)

Interest Expense. Total interest expense increased $434,000, or 23.3%, to $2.3 million for the nine months ended September 30, 2007, from $1.9 million for the nine months ended September 30, 2006.  The interest expense on interest-bearing deposits increased by $567,000 or 55.0% to $1.6 million in 2007 when compared with $1.0 million in the comparable 2006 period.  The increase in interest expense was primarily due an increase in the average cost of interest-bearing deposits to 3.53% from 2.57%, reflecting an increase in market interest rates between the comparable periods.  In addition, the average balance of interest bearing deposits increased to $60.5 million in the nine months ended September 30, 2007, when compared to $53.7 million during the nine months ended September 30, 2006.  The interest expense on borrowed money decreased $133,000 or 16.1% to $695,000 in 2007 from $828,000 in the comparable 2006 period.  The decrease resulted from a decrease of $4.6 million in the average balance of borrowed money to $21.6 million in 2007 from $26.2 million in 2006, offset by an increase of 8 basis points in the cost of borrowed money to 4.30% in 2007 from 4.22% in 2006.

Net Interest Income. Net interest income decreased $175,000, or 9.6%, to $1.6 million for the nine months ended September 30, 2007 from $1.8 million for the nine months ended September 30, 2006.  Our interest rate spread decreased to 1.82% in 2007 from 2.18% in 2006, reflecting an increase of 62 basis points in the cost of our interest-bearing liabilities that exceeded an increase of 26 basis points in the yield on interest-earning assets.  Our net interest margin decreased to 2.31% in the 2007 period from 2.61% in the 2006 period.  The decrease was primarily due to an increase in total interest expense of $434,000, which was partially offset by an increase of $260,000 in total interest income.

Provision for Loan Losses.  Based on our evaluation, we recorded provision for loan losses of $51,000 for the nine months ended September 30, 2007, and a provision of $3,000 for the nine months ended September 30, 2006.  We had no charge-offs during the nine month periods ended September 30, 2007 and 2006.  We used the same methodology and generally similar assumptions in assessing the allowance for both periods.  The allowance for loan losses was $187,000, or 0.25% of gross loans outstanding at September 30, 2007, as compared with $161,000, or 0.23% of gross loans outstanding at September 30, 2006.  The level of the allowance is based on estimates, and the ultimate losses may vary from the estimates.

Non-interest Income. Non-interest income increased $25,000, or 28.7%, to $113,000 for the nine months ended September 30, 2007, as compared to $88,000 for the nine months ended September 30, 2006.  The increase in non-interest income was primarily due to an increased gain of $6,000 on the sale of available for sale securities, and increases in fees and service charges of $18,000.

Non-interest Expenses. Non-interest expenses were $1.6 million and $1.5 million for the nine months ended September 30, 2007 and 2006, respectively, representing an increase of $102,000 or 6.7%. The increase in non-interest expenses was primarily due to increases of $80,000 in salaries and employee benefits, $41,000 in equipment expense, and $16,000 in occupancy expenses.  This increase was offset by decreases of $41,000 in legal expenses.  Salaries and employee benefits increased mainly due to an increase in full time personnel in general and additional employees needed to staff the new Montville branch.  Miscellaneous expenses decreased $8,000 or 2.0% to $403,000 in 2007 from $411,000 in 2006.

Income Tax Expense. The provision for income taxes decreased to $8,000 for the nine months ended September 30, 2007 from $138,000 for the nine months ended September 30, 2006.  The decrease in the provision for income taxes was primarily due to a decrease in income before income taxes of $290,000 to $72,000 for the nine months ended September 30, 2007, as compared to $372,000 for the nine months ended September 30, 2006.

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

We have emphasized the origination of fixed-rate mortgage loans for retention in our portfolio in order to maximize our net interest income.  We accept increased exposure to interest rate fluctuations as a result of our investment in such loans.  In a period of rising interest rates, our net interest rate spread and net interest income may be negatively affected.  In addition, we have sought to manage and mitigate our exposure to interest rate risks in the following ways:

•	We maintain moderate levels of short-term liquid assets. At September 30, 2007, our short-term liquid assets totaled $2.6 million;

•
We originate for portfolio adjustable-rate mortgage loans and adjustable home equity lines of credit.  At September 30, 2007, our adjustable-rate mortgage loans totaled $13.9 million and our adjustable home equity lines of credit totaled $5.0 million;

•
We attempt to increase the maturity of our liabilities as market conditions allow.  In particular, since 2004, we have emphasized intermediate- to long-term FHLB advances as a source of funds.  At September 30, 2007 we had $6.3 million of FHLB advances with terms to maturity of between three and fifteen years; and

•
We invest in securities with step-up rate features providing for increased interest rates prior to maturity according to a pre-determined schedule and formula.  However, these step-up rates may not keep pace with rising interest rates in the event of a rapidly rising rate environment.  In addition, these investments may be called at the option of the issuer.

Net Portfolio Value.  The Company utilizes an outside vendor to prepare the computation of amounts by which the net present value of the Bank’s cash flow from assets, liabilities and off-balance sheet items (the Bank’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates.  The vendor provides the Company with an interest rate sensitivity report of net portfolio value by utilizing a simulation model that uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of net portfolio value.  The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the yield curve increases or decreases instantaneously by 100 and 200 basis points.  A basis point equals one-hundredth of one percent, and 100 basis points equals one percent.  An increase in interest rates from 3% to 5% would mean, for example, a 200 basis point increase in the change of interest rates.

LINCOLN PARK BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management of Market Risk (Cont’d.)

The following table sets forth the Bank’s NPV as of September 30, 2007, the most recent date the Bank’s NPV was calculated.

Change in	Net Portfolio Value			Net Portfolio Value as a Percentage
Interest Rates	(Dollars in Thousands)			of Present Value of Assets
(basis points)
	Estimated	Amount of	Percent of	NPV
	NPV	Change	Change	Ratio	Change in Basis Points

+200	$12,596	$(4,113)	(24.6)%	13.54%	(320) basis points
+100	14,682	(2,027)	(12.1)	15.23	(151)basis points
0	16,709	—	—	16.74	— basis points
-100	17,656	947	5.7	17.25	51 basis points

-200	18,607	1,898	11.4	17.72	98 basis points

The table above indicates that at September 30, 2007 in the event of a 200 basis point decrease in interest rates, we would experience an 11.4% increase in net portfolio value.  In the event of a 200 basis point increase in interest rates, we would experience a 24.6% decrease in net portfolio value.

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

LINCOLN PARK BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Cont’d.)

The primary sources of investing activity are lending and the purchase of mortgage-backed securities.  Net loans amounted to $73.7 million and $67.5 million at September 30, 2007 and December 31, 2006, respectively.  Securities available for sale remained unchanged at $2.6 million at September 30, 2007 and December 31, 2006, respectively. Securities held to maturity totaled $19.0 million and $18.3 million at September 30, 2007 and December 31, 2006, respectively.  In addition to funding new loan production and securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans, mortgage-backed securities, and borrowings from FHLB.

Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits.  If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds.  At September 30, 2007, advances from the FHLB amounted to $22.0 million, and additional borrowings available from the FHLB amounted to $13.5 million.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments.  At September 30, 2007, the Bank had outstanding commitments to originate loans of $408,000, and unused lines of credit of $8.5 million.   Certificates of deposit scheduled to mature in one year or less at September 30, 2007, totaled $35.0 million.  Management believes that, based upon its experience and the Bank’s deposit flow history, a significant portion of such deposits will remain with the Bank.

The following table sets forth the Bank’s capital position at September 30, 2007, as compared to the minimum regulatory capital requirements:

			Minimum Capital		Corrective
	Actual		Requirements		Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

Total Capital
(to risk-weighted assets)	$9,615	17.31%	$4,443	8.00%	$5,554	10.00%

Tier 1 Capital
(to risk-weighted assets)	9,428	16.98%	2,222	4.00%	3,332	6.00%

Core (Tier 1) Capital
(to average total assets)	9,428	9.69%	3,890	4.00%	4,863	5.00%

Tangible Capital
(to adjusted average assets)	9,428	9.69%	1,459	1.50%	-	-

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

LINCOLN PARK BANCORP

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings

Lincoln Park Savings Bank has, on September 13, 2007, been served with a Summons and Complaint in the matter of Donald Hom v. Lincoln Park Savings Bank and The Board of Directors of Lincoln Park Savings Bank, Superior Court of New Jersey, Law Division, Morris County, Docket No., MRS-L-1548-07.  The complaint by Donald Hom, former President and CEO of Lincoln Park Savings Bank, alleges an employment-related claim pursuant to the New Jersey Conscientious Employee Protection Act (N.J.S.34:19-1 et seq.)  The complaint has been referred to special counsel for Lincoln Park Savings Bank for defense.

Except as noted above, neither the Company nor the Bank is involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable

b)	Not applicable

Information regarding the Company’s purchases of its equity securities (common stock) during the three months ended September 30, 2007 is summarized below:

	Total Number of Shares Purchased	Average Price Paid For Shares	Total Number of Shares Purchased Under a Publicly Announced Repurchase Plan	Maximum Number of Shares That May Yet Be Purchased Under Repurchased Plan
July 1– July 31	-	-	-	-
August 1 – August 31	-	-	-	-
September 1 – September 30	6,210	$8.05	6,210	35,570

On August 27, 2007, the Company announced that its Board of Directors authorized a stock repurchase program to repurchase up to 41,780 shares.  As of September 30, 2007, an additional 35,570 shares remains to be purchased under the program.

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

LINCOLN PARK BANCORP

Date: November 14, 2007	/s/ David G. Baker
David G. Baker
President and Chief Executive Officer

Date: November 14, 2007	/s/ Nandini Mallya
Nandini Mallya
Vice President and Treasurer
Chief Financial Officer)