Form 10KSB
period 2007-12-31
Lincoln Park Bancorp
filed 2008-03-28
CIK 1294206

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _________________

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

Common Stock, par value $0.01 per share

(Title of Class)

          Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

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

          YES ☐               NO ☒

          The Registrant’s revenues for the fiscal year ended December 31, 2007 were $5.5 million.

          As of March 24, 2008, there were 1,825,845 shares issued and outstanding of the Registrant’s Common Stock, including 999,810 shares owned by Lincoln Park Bancorp, MHC. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of March 24, 2008 was $4.3 million.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of Annual Report to Stockholders (Parts II and IV)

2.	Proxy Statement for the 2008 Annual Meeting of Stockholders (Part III)

          Transition Small Business Disclosure Format (Check One): YES ☐               NO ☒.

PART I

ITEM 1.	Business

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

Lincoln Park Bancorp

          Lincoln Park Bancorp is a federally chartered corporation which was organized in 2004 as part of the mutual holding company reorganization of Lincoln Park Savings Bank. Our principal asset is our investment in Lincoln Park Savings Bank. We are a majority owned subsidiary of Lincoln Park Bancorp, MHC. In connection with the reorganization, which was completed on December 16, 2004, we sold 851,690 shares of our common stock and issued 999,810 shares to our mutual holding company parent. The net proceeds from our stock offering totaled $7.8 million. At December 31, 2007, Lincoln Park Bancorp had consolidated assets of $102.7 million, deposits of $65.0 million and stockholders’ equity of $13.1 million. Lincoln Park Bancorp is subject to comprehensive regulation and examination by the Office of Thrift Supervision.

Lincoln Park Savings Bank

General

          Lincoln Park Savings Bank (“Lincoln Park Savings”) is a New Jersey chartered savings bank headquartered in Lincoln Park, New Jersey. Lincoln Park Savings was originally founded in 1923. In connection with and prior to the mutual holding company reorganization, Lincoln Park Savings Bank completed its conversion from a New Jersey chartered savings and loan association to a New Jersey chartered savings bank. LPS Investment Company is the Bank’s wholly owned subsidiary. LPS Investment Company was recently formed as an operating subsidiary of the Bank for the purpose of investing in stocks, bonds, mortgages, and other securities, limited to the types of securities in which the Bank is authorized to invest. Lincoln Park Savings conducts business from its main office located at 31 Boonton Turnpike in Lincoln Park, New Jersey. The telephone number at its main office is (973) 694-0330. In March 2007, Lincoln Park Savings entered into an agreement to purchase a branch office located in Montville, New Jersey. The purchase price of $830,000 is inclusive of land, building, furniture and fixtures, as well as approximately $3.2 million in deposits. The sale closed on July 13, 2007.

          Our principal business activity is the origination of mortgage loans secured by one- to four-family residential real estate and consumer loans consisting primarily of home equity loans and home equity lines of credit. We also originate loans secured by multi-family and commercial real estate and, to a lesser extent, construction loans, and small business loans and lines of credit. We also invest in mortgage-backed and investment securities. We offer a variety of deposit accounts, including demand deposits, savings and club accounts and certificates of deposit. We emphasize personal and efficient service for our customers. Lincoln Park Savings is subject to comprehensive regulation and examination by the Commissioner of Banking and Insurance of the State of New Jersey and the Federal Deposit Insurance Corporation, and we are a member of the Federal Home Loan Bank system.

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

Competition

          We face intense competition within our market area both in making loans and attracting deposits. Morris and Passaic Counties have a high concentration of financial institutions, including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of December 31, 2007, our market share of deposits represented less than 1% of deposits in each of Morris and Passaic Counties.

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

Lending Activities

          Our principal lending activity has been the origination of first mortgage loans for the purchase or refinancing of one- to four-family residential real property. We have historically retained all loans that we originate, although we will occasionally enter into loan participations. One- to four-family residential real estate mortgage loans represented $46.6 million, or 63.7% of our total loan portfolio at December 31, 2007. Consumer loans totaled $22.9 million, or 31.3% of the total loan portfolio at December 31, 2007, and consisted primarily of home equity loans and home equity lines of credit. We also offer multi-family and commercial real estate loans and to a lesser extent construction loans. Commercial real estate loans totaled $1.7 million, or 2.4% of the total loan portfolio at December 31, 2007. On a limited basis, we originate consumer loans that are not secured by real estate, including automobile loans, deposit account loans and unsecured personal loans and lines of credit and small business term loans and lines of credit.

          Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated.

	At December 31,

	2007		2006

	Amount	Percent	Amount	Percent

	(Dollars in Thousands)

Real estate loans:
One- to four-family	$46,584	63.71%	$43,659	64.73%
Multi-family	841	1.15	857	1.27
Commercial	1,721	2.35	1,913	2.84
Construction/ Land	388	0.54	437	0.65

Total real estate loans	49,534	67.75	46,866	69.49%

Consumer loans:
Passbook or certificate	51	0.07	59	0.09%
Home equity lines of credit	4,749	6.49	5,304	7.86
Home equity	17,642	24.13	14,489	21.49
Automobile	155	0.21	218	0.32
Personal secured	123	0.17	394	0.58
Personal unsecured	175	0.24	88	0.13
Overdraft line of credit	24	0.03	27	0.04

Total consumer loans	22,919	31.34	20,579	30.51%

Commercial business loans	666	0.91	—	—

Total loans	73,119	100.00%	67,445	100.00%

Less:
Loans in process	—		—
Allowance for loan losses	187		136
Deferred loan (costs), net	(153)		(142)

	34		(6)

Total loans receivable, net	$73,085		$67,451

          Maturity of Loan Portfolio. The following table shows the remaining contractual maturity of our loans at December 31, 2007. Mortgages which have adjustable interest rates or that have balloon repayment features are shown as maturing in the periods during which the contract is due. The table does not include the effect of possible prepayments or due on sale clauses.

	One- to four- family	Multi-family	Commercial real estate	Construction/ Land	Consumer	Commercial Business	Total

	(In Thousands)

One year or less	$—	$—	$—	$270	$337	$518	$1,125

After one year:
More than one to three years	198	—	—	118	500	—	816
More than three to five years	110	—	—	—	2,149	—	2,259
More than five to ten years	1,453	52	564	—	2,929	—	4,998
More than ten to twenty years	14,059	108	247	—	12,440	148	27,002
More than twenty years	30,764	681	910	—	4,564	—	36,919

Total due after one year	46,584	841	1,721	118	22,582	148	71,994

Total due	$46,584	$841	$1,721	$388	$22,919	$666	$73,119

          Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth at December 31, 2007, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2008. Adjustable- and floating-rate loans are included based on contractual maturities.

	Due After December 31, 2008

	Fixed	Adjustable	Total

	(In Thousands)

One- to four-family	$34,370	$12,214	$46,584
Multi-family	270	571	841
Commercial real estate	564	1,157	1,721
Construction/Land	118	—	118
Consumer	17,963	4,619	22,582
Commercial business	148	—	148

Total loans	$53,433	$18,561	$71,994

          One- to Four-Family Residential Loans. Our primary lending activity consists of the origination of one- to four-family residential mortgage loans that are primarily secured by properties located in Morris and Passaic Counties. At December 31, 2007, approximately $46.6 million, or 63.7% of our loan portfolio, consisted of one- to four-family residential loans. Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the appraised value of the property. However, we make first mortgage loans and second mortgage loans when we are the first lien holder with a loan-to-value ratio up to 89% for properties secured by one- to four-family residences located in our community reinvestment designated area. Private mortgage insurance is not required on loans with a loan-to-value ratio in excess of 80% in conjunction with this program. Fixed-rate loans are originated for terms of 15, 20, 25 and 30 years. At December 31, 2007, our largest loan secured by one- to four-family real estate had a principal balance of $694,000 and was secured by a single-family residence. This loan was performing in accordance with its terms.

          We originate our fixed-rate loans in conformity with Freddie Mac guidelines. However, our policy has been to retain in portfolio the fixed-rate loans we originate.

          We also offer adjustable-rate mortgage loans for one- to four-family properties with an interest rate based on the United States Treasury index. The interest rates on these loans adjust annually or every three years from the outset of the loan or adjust annually after a five-, seven- or ten-year initial fixed rate period. We originated $392,000 of adjustable-rate one- to four-family residential loans during the year ended December 31, 2007. Our adjustable rate-mortgage loans provide for maximum rate adjustments of 200 basis points per adjustment, with a lifetime maximum rate of 600 basis points above the initial interest rate. Our adjustable rate mortgage loans amortize over terms of up to 40 years.

          Adjustable-rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents, and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At December 31, 2007, $12.2 million or 26.2% of our one- to four-family residential loans had adjustable rates of interest.

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

          Commercial and Multi-Family Real Estate Loans. At December 31, 2007, $1.7 million, or 2.4% of our total loan portfolio consisted of commercial real estate loans secured by mixed use properties (properties combining residential and commercial space), office buildings and other commercial properties. We have generally originated adjustable rate commercial real estate loans with interest rates that adjust every five years based upon the five year Federal Home Loan Bank of New York advance rate, and which amortize over periods up to 25 years. The maximum loan-to-value ratio of our commercial real estate loans is 75%. We expanded our product base in December of 2006 to offer commercial real estate loans with three and five year interest rate adjustments with rates tied to either the Wall Street Journal Prime Rate or the three or five year treasury securities, which amortize over periods up to 20 years. We also introduced fixed rate commercial real estate loans with maximum amortized terms of 15 years and a limited Interest Only Mortgage with rates adjusting every 6 months tied to the Wall Street Journal Prime, with a maximum amortized term of 10 years and a maximum loan to value ratio of 60%. At December 31, 2007, we had nine commercial real estate loans with an average outstanding balance of $191,000. At December 31, 2007, all of our loans secured by commercial real estate were performing in accordance with their terms. All commercial real estate loans are secured by properties located within Northern New Jersey.

          Loans secured by multi-family real estate (other than mixed use properties listed above) totaled approximately $841,000 or 1.2%, of the total loan portfolio at December 31, 2007. Multi-family real estate loans generally are secured by rental properties, including walk-up apartments. At December 31, 2007, we had four multi-family loans with an average principal balance of $210,000, and the largest multi-family real estate loan had a principal balance of $571,000. Two of our multi-family loans represent participation interests in loans originated by the New Jersey Thrift Institutions Community Investment Corporation. These participation interests are secured by low and moderate income multi-family properties located in Wayne Township and in Paterson, New Jersey. As of December 31, 2007, all of our loans secured by multi-family real estate loans were performing in accordance with their terms. Multi-family real estate loans generally are offered with interest rates that adjust after three to five years and are tied to either the FHLB of New York advance rate, the Prime Rate as published in the Wall Street Journal or the three or five year treasury securities. Adjustable rate multi-family loans are originated for terms of up to 20 to 25 years, and fixed rate multi-family loans are originated on a limited basis and are for terms up to 15 years.

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

          Consumer Loans. We are authorized to make loans for a variety of personal and consumer purposes. As of December 31, 2007, consumer loans totaled $22.9 million, or 31.4% of our total loan portfolio. Our consumer loans consist primarily of home equity loans and home equity lines of credit. Our procedure for underwriting consumer loans includes an assessment of the applicant’s credit history and ability to meet existing obligations and payments of the proposed loan, as well as an evaluation of the value of the collateral security, if any.

          The largest component of our consumer loans consists of home equity loans and home equity lines of credit which totaled $22.4 million, or 30.6% of our total loan portfolio, as of December 31, 2007. Home equity loans and home equity lines of credit are generally made for owner-occupied homes, and are secured by first or second mortgages on residences. Home equity loans may have a term of up to 20 years, and are originated at a fixed rate of interest. Home equity lines of credit are revolving lines of credit and have adjustable rates of interest. We offer home equity loans and lines of credit up to $350,000. At December 31, 2007, our home equity loans had an average balance of $77,000and our home equity lines of credit had an average credit limit of $32,000. Generally home equity loans and lines of credit have a maximum loan to value ratio of 80% (including any senior lien on the collateral property), although we will originate such loans with a loan-to-value ratio up to 89% within our community reinvestment designated area, provided Lincoln Park Savings has the first lien on the property securing the loan. We currently offer home equity lines of credit for a period of up to 20 years, and generally at rates tied to the prime interest rate as published in The Wall Street Journal.

          Automobile loans accounted for $155,000 of our consumer loans at December 31, 2007. Our automobile loans generally have terms that do not exceed five years and carry a fixed rate of interest. Generally, automobile loans are made in amounts up to 85% of the purchase price on new vehicles, and up to 80% of the National Automobile Dealers Association retail value on used vehicles. Collision and comprehensive insurance is required on all automobile loans. We require a lien on the title to the vehicle securing the loan.

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

          Construction/Land Loans. At December 31, 2007, we had no construction loans. At December 31, 2007, we had $388,000 in land loans. We currently offer adjustable-rate and fixed-rate residential construction loans for the construction of owner-occupied, single-family residences. These loans generally are offered to borrowers who have a contract for construction of a single family residence on property they own at the time of the loan origination. Construction loans generally have terms of nine months to one year, but typically are structured to become permanent mortgage loans once construction is completed. During the construction period, construction loans require the payment of interest only. Construction loans will generally be made in amounts up to 80% of the appraisal value of the property. Funds are disbursed in accordance with a schedule reflecting the completion of portions of the project.

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

          Other Loans. We have authority to make secured and unsecured commercial business loans, and have closed four commercial loans to local small businesses. We anticipate that commercial business lines of credit, as well as other commercial business loans, will continue to grow over the next several years as we increase our marketing of these products. At December 31, 2007, our largest business line of credit consisted of a $418,000 loan secured by a one- to-four- family dwelling unit.

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

          The following table shows our loan origination purchases, sales and repayment activities for the periods indicated.

	Years Ended December 31,

	2007	2006

	(In Thousands)

Beginning of period	$67,451	$66,383

Originations by Type:
Real estate mortgage:
One- to four-family	7,270	7,425
Multi-family	—	585
Commercial	—	555
Construction	—	—
Consumer:
Passbook or certificate	115	12
Home equity lines of credit	4,320	5,928
Home equity	6,572	4,503
Automobile	75	86
Personal secured/unsecured	81	872
Overdraft line of credit	110	97
Commercial Business	1,000	—

Total loans originated	19,543	20,063

Purchases:
Total purchases	—	—

Sales:
Total sales	—	—

Principal repayments	13,822	18,973

Total reductions	13,822	18,973

Increase in other items, net	(87)	(22)

Net increase	5,634	1,068

Ending balance	$73,085	$67,451

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

          Non-performing Loans. At December 31, 2007, $431,000 or 0.59% of our total loans were non-performing loans.

          Non-performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. Delinquent loans that are 90 days or more past due are generally considered non-performing assets. During the periods presented, we did not have any troubled debt restructurings.

	At December 31,

	2007	2006

	(Dollars in Thousands)
Non-accruing loans:
One- to four-family	$431	$41
Multi-family	—	—
Commercial real estate	—	117
Construction	—	—
Consumer – Home equity loans	—	—
Commercial business	—	—

Total	431	158

Accruing loans delinquent 90 days or more:
One- to four-family	—	—
Multi-family	—	—
Commercial real estate	—	—
Construction	—	—
Consumer – Passbook or Certificate	—	—
Commercial business	—	—

Total	—	—

Foreclosed assets	—	—

Total non-performing assets	$431	$158

Total as a percentage of total assets	0.42%	0.17%

Total as a percent of total loans	0.59%	0.23%

Allowance for loan loss related to non-performing loans	$39	$1

          For the years ended December 31, 2007 and 2006, gross interest income which would have been recorded had our non-accruing loans been current in accordance with their original terms amounted to approximately $24,000 and $17,000, respectively.  Interest income recognized on these loans for the years ended December 31, 2007 and 2006, was approximately $10,000 and $15,000, respectively.

          Other Loans of Concern. At December 31, 2007, we had 2 single-family loans with an aggregate balance of $372,000, and 2 consumer loans with an aggregate balance of $21,000, with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with repayment terms of the loans and which may result in such loans being classified as non-performing. These loans, which are over 30 days but less than 60 days delinquent, are placed on Lincoln Park Savings’ watch list and are closely monitored.

          Delinquent Loans. The following table sets forth our loan delinquencies by type, by amount and by percentage of type at the dates indicated.

	At December 31, 2007				At December 31, 2006

	60-89 Days		90 Days or More		60-89 Days		90 Days or More

	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans

	(Dollars in Thousands)
Real estate mortgage:
One- to four-family	—	$—	2	$246	1	$205	1	$41
Multi-family	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	1	117
Construction	—	—	—	—	—	—	—	—

Total real estate loans	—	—	2	246	1	205	2	158

Consumer:
Passbook or certificate	—	—	—	—	1	7	—	—
Home equity lines of credit	—	—	1	185	—	—	—	—
Home equity	—	—	—	—	1	75	—	—
Automobile	—	—	—	—	—	—	—	—
Personal unsecured	—	—	2	22	—	—	—	—
Overdraft line of credit	—	—	—	—	—	—	—	—

Total other loans	—	—	3	207	2	82	—	—

Total delinquent loans	—	$—	5	$453	3	$287	2	$158

Delinquent loans to total loans		—%		0.62%		0.43%		0.23%

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

          On the basis of management’s review of our assets, at December 31, 2007 we had classified assets totaling $686,000, consisting of $661,000 classified as substandard and $25,000 classified as doubtful. The substandard assets consist of 3 non-accrual loans totaling $431,000, secured by single-family residential properties, and a corporate bond that has sub-investment grade rating. The $25,000 market depreciation portion of the corporate bond is classified as doubtful, while the $230,000 remaining portion of the corporate bond is classified as substandard. The corporate bond will mature in January 2011 and has not yet missed an interest payment. Management expects the corporate bond to be paid in full upon maturity. At December 31, 2007, none of our assets were classified as loss.

          At December 31, 2007, we had classified $393,000 of our mortgage and consumer loans as special mention. These loans consist of one mortgage loan secured by single-family residential property, one consumer loan secured by real estate, one consumer loan secured by an automobile, and one unsecured loan.

          The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Allowance for Loan Losses

          Our allowance for loan losses is maintained at a level necessary to absorb loan losses which are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with general economic and real estate market conditions. We utilize a two-tier approach: (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of our loan portfolio. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. Specific loan loss allowances are established for identified losses based on a review of such information. A loan evaluated for impairment is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. We do not aggregate such loans for evaluation purposes. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management’s judgment. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans which are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions. Payments received on impaired loans are applied first to accrued interest receivable and then to principal. The allowance for loan losses as of December 31, 2007 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable. This estimation is inherently subjective as it requires estimates and assumptions that are susceptible to significant revisions as more information becomes available. Although we believe that we have established the allowance at a level to absorb probable and estimable losses, future additions to the allowance for loan losses may be necessary if economic and other conditions in the future differ substantially from the current operating environment.

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

	At or For the Years Ended December 31,

	2007	2006

	(Dollars in Thousands)

Balance at beginning of period	$136	$159

Total charge-offs	—	(1)

Total recoveries	—	—

Net charge-offs	—	(1)
Provision (credited) charged to operations	51	(22)

Ending balance	$187	$136

Ratio of non-performing assets to total assets at the end of period	0.38%	0.17%

Ratio of net charge-offs during the period to loans outstanding during the period	0.00%	0.00%

Ratio of net charge-offs during the period to non-performing assets	0.00%	0.07%

          Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the allowance for loan losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,

	2007			2006

	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans

	(Dollars in Thousands)

Real estate mortgage:
One- to four-family	$91	$46,584	63.71%	$66	$44,096	65.38%
Multi-family	4	841	1.15	4	857	1.27
Commercial	9	1,721	2.35	10	1,913	2.84
Construction	2	388	0.53	—	—	0.00
Consumer:
Passbook or certificate	—	51	0.07	—	59	0.09
Home equity	44	17,642	24.13	36	14,489	21.49
Home equity lines of credit	30	4,749	6.49	13	5,304	7.86
Automobile	1	155	0.21	2	218	0.32
Personal secured/unsecured	3	298	0.41	5	482	0.71
Overdraft line of credit	—	24	0.03	—	27	0.04
Commercial Business	3	666	0.91	—	—	—

Total	$187	$73,119	100.00%	$136	$67,445	100.00%

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

Investments

          Our investment portfolio at December 31, 2007 consisted of $15.7 million in United States Government agency securities, $1.1 million of corporate bonds, $566,000 of municipal bonds, $858,000 in mortgage-backed securities, $521,000 in equity securities, $4.1 million in collateralized mortgage obligations, $1.2 million in Federal Home Loan Bank of New York stock and $1.4 million in other interest-earning assets, consisting of regular and term deposits at other financial institutions. Our investment policy objectives are to maintain liquidity within the guidelines established by the board of directors. Our policy is to invest only in securities with an investment grade rating at the time of purchase. In addition, the market value of all securities and the credit rating of all non-U.S. Government issues are monitored monthly to determine whether any other than temporary losses exist.

          Investments in mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or acceleration of any discount relating to such interests, thereby affecting the net yield on our securities. We periodically review current prepayment speeds to determine whether prepayment estimates require modification that could cause amortization or accretion adjustments.

          CMOs are debt securities issued by a special-purpose entity that aggregates pools of mortgages and mortgage-backed securities and creates different classes of securities with varying maturities and amortization schedules, as well as a residual interest, with each class possessing different risk characteristics. The cash flows from the underlying collateral are generally divided into “tranches” or classes that have descending priorities with respect to the distribution of principal and interest cash flows, while cash flows on pass-through mortgage-backed securities are distributed pro rata to all security holders. All of the CMOs in our investment portfolio are rated “AAA” by at least one of the major investment securities rating services.

          Although corporate bonds may offer higher yields than U.S. Government or agency securities of comparable duration, corporate bonds also have a higher risk of default due to possible adverse changes in the credit-worthiness of the issuer. At December 31, 2007, one of our corporate bonds in the aggregate amount of $255,000 had been downgraded to non-investment grade ratings. This corporate bond will mature in January 2011 and has not yet missed an interest payment. Management expects this corporate bond to be paid in full upon maturity.

          All of our $15.7 million of U.S. Government agency securities at December 31, 2007 were “step-up” securities. These securities require the issuer to pay increased interest rates in the future according to pre-determined schedules and formulas. Our portfolio currently contains securities that provide for various interest rate increases at various repricing intervals. At December 31, 2007, the repricing periods ranged from every year to every five years, and the interest rate adjustments ranged from ¼ of 1% per adjustment to 4% per adjustment. In addition, these securities are callable at the option of the issuers. Although designed to protect the investor in a rising rate environment, the rate increases on these securities may not keep pace with rising interest rates in a rapidly rising interest rate environment. In addition, because of the call feature, the securities may be called by the issuer at a time when Lincoln Park Savings is not able to reinvest the proceeds of the called security at a rate comparable to what it was earning on the security.

          We also invest in mortgage-backed securities, all of which are guaranteed by the United States Government or agencies or government sponsored enterprises. At December 31, 2007, our mortgage-backed securities portfolio totaled $858,000, or 0.83% of total assets, and consisted of $401,000 in fixed-rate securities, and $457,000 in adjustable rate securities guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac.

          The following table sets forth the carrying value of our securities portfolio at the dates indicated. The carrying value represents fair value for available for sale securities, and amortized cost for held to maturity securities.

	At December 31,

	2007		2006

	Book Value	% of Total	Book Value	% of Total

	(Dollars in Thousands)
Investment securities available for sale:
U.S. Government agencies	$999	3.94%	$1,962	8.31%
Corporate bonds	—	—	—	—
Mortgage-backed securities	62	0.24	84	0.36
Collateralized mortgage obligations	—	—	—	—
Municipal Bonds	—	—	347	1.47
Equity Securities	460	1.81	181	0.77

Total	1,521	6.02	2,574	10.91

Investment securities held to maturity:
U.S. Government agencies	14,749	58.13	15,633	66.25
Corporate bonds	1,054	4.15	1,155	4.90
Municipal bonds	566	2.23	566	2.40
Mortgage-backed securities	796	3.14	981	4.16
Collateralized mortgage obligations	4,077	16.07	—	—

Total	21,242	83.72	18,335	77.71

Other interest-earning assets:
Interest-earning deposits	1,121	4.42	1,372	5.81
Federal funds sold	—	—	—	—
Term deposits	295	1.16	190	0.81
FHLB stock	1,195	4.71	1,122	4.76

	2,611	10.29	2,684	11.38

Total	$25,374	100.00%	$23,593	100.00%

          The following table sets forth the composition of our mortgage-backed securities at the dates indicated.

	At December 31,

	2007		2006

	Book Value	% of Total	Book Value	% of Total

	(Dollars in Thousands)
Mortgage-backed securities held to maturity:
Ginnie Mae	$363	45.60%	$474	48.32%
Freddie Mac	12	1.51	16	1.63
Fannie Mae	421	52.89	491	50.05

Total	$796	100.00%	$981	100.00%

	At December 31,

	2007		2006

	Book Value	% of Total	Book Value	% of Total

	(Dollars in Thousands)
Mortgage-backed securities available for sale:
Ginnie Mae	$62	100.00%	$84	100.00%
Freddie Mac	—	—	—	—
Fannie Mae	—	—	—	—

Total	$62	100.00%	$84	100.00%

	At December 31,

	2007		2006

	Book Value	% of Total	Book Value	% of Total

	(Dollars in Thousands)
Other mortgage-backed securities held to maturity
Collateralized mortgage obligations issued or guaranteed by FNMA, FHLMC, or GNMA	$2,992	73.39%	$—	—
All other collateralized mortgage obligations	1,085	26.61	—	—

Total	$4,077	100.00%	$—	100.00%

          The composition and maturities of the investment securities portfolio as of December 31, 2007, excluding Federal Home Loan Bank of New York stock, are indicated in the following table. Maturities are based upon on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax-equivalent basis.

	At December 31, 2007

	Less Than 1 Year		1 to 5 Years		5 to 10 Years		Over 10 Years		Total Investment Securities

	Book Value	Weighted Average Interest Rate	Book Value	Weighted Average Interest Rate	Book Value	Weighted Average Interest Rate	Book Value	Weighted Average Interest Rate	Book Value	Weighted Average Interest Rate	Market Value

	(Dollars in Thousands)

Available for Sale:

Equity	$522	0.00%	$—%		$—%		$—%		$522%		$459
U.S. Government agencies	—		—		500	4.00	500	5.00	1,000	4.50	1,000
Corporate bonds	—		—		—		—		—	—	—
Municipal bonds	—		—		—		61	6.09	61	6.09	62
Mortgage-backed securities	—		—		—		—		—		—

Total available for sale	$522	0.00%	$—	0.00%	$500	4.00%	$561	5.12%	$1,583	3.08%	$1,521

Held to Maturity:

U.S. Government agencies	$—%		$1,500	4.83%	$4,265	4.79%	$8,984	4.83%	$14,749	4.82%	$14,759
Corporate bonds	100	6.00	254	7.20	450	5.25	250	4.00	1,054	5.49	1,030
Municipal bonds	—		—		185	4.25	381	4.12	566	4.16	571
Collateralized Mortgage Obligations	—		—		—	—	4,077	5.92	4,077	5.92	3,965
Mortgage-backed securities	—		—		12	8.28	784	6.03	796	6.06	789

Total held to maturity	$100	6.00%	$1,754	5.17%	$4,912	4.82%	$14,476	5.17%	$21,242	5.09%	$21,114

Total securities	$622	1.00%	$1,754	5.17%	$5,412	4.74%	$15,037	5.17%	$22,825	4.95%	$22,635

          The following table shows securities purchase, sale and repayment activities of Lincoln Park Savings for the periods indicated.

	Years Ended December 31,

	2007	2006

	(In Thousands)
Available for Sale:
Purchases:
Adjustable-rate	$—	$—
Fixed-rate	417	87

Total purchases	417	87

Sales:
Adjustable-rate	—	—
Fixed-rate	(412)	(24)

Total sales	(412)	(24)

Principal repayments	(1,022)	(530)
Other items, net	(36)	38

Net decrease	$(1,053)	$(429)

	Years Ended December 31,

	2007	2006

	(In Thousands)
Held to Maturity:
Purchases:
Adjustable-rate	$—	$—
Fixed-rate	4,158	1,000

Total purchases	4,158	1,000

Sales:
Adjustable-rate	—	—
Fixed-rate	—	—

Total sales	—	—

Principal repayments	(1,172)	(1,482)
Other items, net	(78)	—

Net increase (decrease)	$2,908	$(482)

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

          The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions. At December 31, 2007, $39.2 million, or 4.72% of our deposit accounts were certificates of deposit, of which $36.1 million have maturities of one year or less.

          Deposits. The following table sets forth the dollar amount of deposits in the various types of deposit programs we offered as of the dates indicated.

	At December 31,

	2007			2006

	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate

	(Dollars in Thousands)

Non-interest-bearing demand	$2,054	3.16%	—%	$769	1.33%	—%
Interest-bearing demand	12,114	18.65	2.24	11,087	19.17	2.13
Savings and club	11,616	17.88	1.01	13,182	22.79	1.01
Certificate of deposit	39,183	60.31	4.72	32,806	56.71	4.62

Total deposits	$64,967	100.00%	3.50%	$57,844	100.00%	3.26%

          The following table sets forth the deposit activities for the periods indicated.

	Years Ended December 31,

	2007	2006

	(Dollars in Thousands)

Beginning of period	$57,844	$54,367
Net deposits increase	4,939	2,002
Interest credited on deposit accounts	2,184	1,475

Ending balance	$64,967	$57,844

Percent increase from beginning of period	12.32%	6.40%

          The following table indicates the amount of certificates of deposit as of December 31, 2007, by time remaining until maturity.

	Three months or less	Over three months to six months	Over six months to nine months	Over nine months to twelve months	Over twelve months	Total

	(In Thousands)
Certificate of deposit:

Less than $100,000	$8,316	$12,984	$3,312	$1,736	$2,840	$29,188
$100,000 or more	3,454	5,586	533	204	218	9,995

Total	$11,770	$18,570	$3,845	$1,940	$3,058	$39,183

          The following table presents, by rate category, our certificate of deposit accounts as of the dates indicated.

	At December 31,

	2007		2006

	Amount	Percent	Amount	Percent

	(Dollars in Thousands)
Certificate of deposit rates:
1.00% - 1.99%	$—	—%	$—	—%
2.00% - 2.99%	—	—	47	0.14
3.00% - 3.99%	3,558	9.08	7,791	23.75
4.00% - 4.99%	15,294	39.03	10,221	31.16
5.00% - 5.99%	20,331	51.89	14,747	44.95
6.00% - 6.99%	—	—	—	—

Total	$39,183	100.00%	$32,806	100.00%

          The following table presents, by rate category, the remaining period to maturity of certificate of deposit accounts outstanding as of December 31, 2007.

	Maturity Date

	1 Year or Less	Over 1 to 2 Years	Over 2 to 3 Years	Over 3 Years	Total

	(In Thousands)
Interest rate:
1.00% - 1.99%	$—	$—	$—	$—	$—
2.00% - 2.99%	—	—	—	—	—
3.00% - 3.99%	2,695	737	64	62	3,558
4.00% - 4.99%	13,099	1,698	308	189	15,294
5.00% - 5.99%	20,331	—	—	—	20,331
6.00% - 6.99%	—	—	—	—	—

Total	$36,125	$2,435	$372	$251	$39,183

          Borrowings. We may obtain advances from the Federal Home Loan Bank of New York upon the security of the common stock we own in the Federal Home Loan Bank and our qualifying residential mortgage loans and mortgage-backed securities, provided certain standards related to creditworthiness are met. These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Federal Home Loan Bank advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. Using FHLB advances is a significant part of our operating strategy. As of December 31, 2007, we had FHLB advances in the amount of $23.6 million, which represented 26.31% of total liabilities. As a member of the Federal Home Loan Bank of New York, Lincoln Park Savings can currently borrow additional funds up to approximately $14.5 million from the Federal Home Loan Bank.

          The following table sets forth certain information regarding FHLB advances for the periods indicated. We had no other material borrowings during the periods.

	At or For the Years Ended December 31,

	2007	2006

	(Dollars in Thousands)

Maximum balance:
FHLB advances	$23,552	$27,975

Average Balance:
FHLB advances	$21,971	$25,802

Weighted average interest rate:
FHLB advances	4.18%	4.24%

          The contractual maturities of FHLB advances at December 31, 2007, are as follows:

	Amount	Weighted Average Rate

	(Dollars in Thousands)
Within one year	$13,120	4.08%
After one through five years	8,731	4.23
After five through fifteen years	1,701	4.72

Total	$23,552	4.18%

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

Personnel

          As of December 31, 2007, we had 16 full-time employees and 7 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

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

          At December 31, 2007, our total federal pre-1988 base year reserve was approximately $730,000. However, under current law, pre-1988 base year reserves remain subject to recapture should Lincoln Park Savings make certain non-dividend distributions, repurchase any of its stock, pay dividends in excess of tax earnings and profits, or cease to maintain a bank charter.

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

          Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2007, Lincoln Park Savings had no net operating loss carryforwards for federal income tax purposes.

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

          The following table shows our leverage ratio, our Tier 1 risk-based capital ratio, and our total risk-based capital ratio, at December 31, 2007, under the Federal Deposit Insurance Corporation capital requirements:

	As of December 31, 2007		To be Well Capitalized		Excess

	Historical Capital	Percent of Assets(1)	Amount	Percent	Amount	Percent

	(Dollars in Thousands)

Regulatory Tier 1 leverage capital	$9,580	9.60%	$4,992	5.00%	$4,588	4.60%
Tier 1 risk-based capital	9,580	17.22	3,338	6.00	6,242	11.22
Total risk-based capital	9,767	17.55	5,564	10.00	4,203	7.55

(1)

For purposes of calculating Regulatory Tier 1 leverage capital, assets are based on adjusted average leverage assets. In calculating Tier 1 risk based capital and total risk-based capital, assets are based on total risk-weighted assets.

          As the table shows, as of December 31, 2007, Lincoln Park Savings was considered “well capitalized” under Federal Deposit Insurance Corporation guidelines.

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

          The Federal Deposit Insurance Corporation regulations assess insurance premiums based on an institution’s risk. Under this assessment system, the Federal Deposit Insurance Corporation evaluates the risk of each financial institution based on its supervisory rating, its financial ratios, and its long-term debt issuer rating. The rates for nearly all of the financial institution industry vary between five and seven cents for every $100 of domestic deposits. The assessment to be paid during the year ending December 31, 2007 will be offset by a credit from the Federal Deposit Insurance Corporation to Lincoln Park Savings of $28,000. Federal law requires the Federal Deposit Insurance Corporation to establish a deposit reserve ratio for the deposit insurance fund of between 1.15% and 1.50% of estimated deposits. The Federal Deposit Insurance Corporation has designated the reserve ratio for the deposit insurance fund through the first quarter of 2008 at 1.25% of estimated insured deposits.

          Effective March 31, 2006, the Federal Deposit Insurance Corporation merged the Bank Insurance Fund and the Savings Association Insurance Fund into a single fund called the Deposit Insurance Fund. In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2007, the annualized FICO assessment was equal to 1.14 basis points for each $100 in domestic deposits maintained at an institution.

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

          We anticipate that we will incur additional expense in complying with the provisions of the Act and the regulations that have been promulgated to implement the Act. Those expenses could have a material impact on our results of operations or financial condition.

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

          Lincoln Park Savings has taken the following steps to implement the recommendations of the compliance consulting report and the foregoing resolutions. Lincoln Park Savings has obtained a new records management register to facilitate compliance with the record keeping requirements applicable to the sale of monetary instruments. In addition, new procedures have been adopted to ensure the proper completion of currency transaction reports. Further, the president has been designated as the manager of our Bank Secrecy Act compliance program, and in that role has been monitoring the new register on a regular basis. Under the president’s oversight properly trained personnel are responsible for reviewing all currency transaction reports for accuracy prior to filing. Officers of the Bank have attended Bank Secrecy Act compliance courses and have scheduled training sessions for our staff regarding Bank Secrecy Act compliance, including specifically the use of the new records management register and the proper completion of currency transaction reports. In addition, the Board of Directors plans to monitor and evaluate our Bank Secrecy Act compliance program on a quarterly basis. We have also retained an independent accounting firm to perform an independent assessment of our Bank Secrecy Act compliance program on an annual basis.

ITEM 2.	Description of Property

          The following table provides certain information with respect to our office as of December 31, 2007:

Location	Leased or Owned	Year Acquired	Net Book Value of Real Property

Main Office: 31 Boonton Turnpike Lincoln Park, NJ 07035	Owned	1963	$706,387

Montville Branch 193 Changebridge Road Montville, NJ 07045	Owned	2007	$753,872

          The net book value of our premises, land and equipment was approximately $1.6 million at December 31, 2007.

          For information regarding the Company’s investment in mortgages and mortgage-related securities, see “Item 1. Business” herein.

ITEM 3.	Legal Proceedings

          Lincoln Park Savings has, on September 13, 2007, been served with a Summons and Complaint in the matter of Donald Hom v. Lincoln Park Savings Bank and The Board of Directors of Lincoln Park Savings Bank, Superior Court of New Jersey, Law Division, Morris County, Docket No., MRS-L-1548-07. The complaint by Donald Hom, former President and CEO of Lincoln Park Savings, alleges an employment-related claim pursuant to the New Jersey Conscientious Employee Protection Act ( N.J.S. 34:19-1 et seq.) The complaint has been referred to special counsel for Lincoln Park Savings for defense.

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

          (a)      Our common stock is traded on the OTC Electronic Bulletin Board under the symbol “LPBC”. Lincoln Park Bancorp, MHC owns 999,810 shares, or 54.0% of our outstanding common stock. The approximate number of holders of record of Lincoln Park Bancorp’s common stock as of March 25, 2008 was 222. Certain shares of Lincoln Park Bancorp are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Lincoln Park Bancorp’s common stock for the two-year period ended December 31, 2007. Lincoln Park Bancorp began trading on the Electronic Bulletin Board on December 24, 2004. The following information was provided by the Electronic Bulletin Board.

Fiscal Period	High	Low	Dividends

Quarter ended March 31, 2006	$10.10	$8.85	$0.05
Quarter ended June 30, 2006	10.05	9.50	0.00
Quarter ended September 30, 2006	9.70	9.10	0.00
Quarter ended December 31, 2006	9.48	8.75	0.00
Quarter ended March 31, 2007	10.00	8.65	0.00
Quarter ended June 30, 2007	9.00	8.36	0.00
Quarter ended September 30, 2007	8.50	7.30	0.00
Quarter ended December 31, 2007	8.00	6.00	0.00

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

          Set forth below is information as of December 31, 2007 regarding equity compensation plans. Other than the ESOP, Lincoln Park Bancorp does not have any equity compensation plans that were not approved by its stockholders.

Plan	Number of securities to be issued upon exercise of outstanding options and rights		Weighted average exercise price		Number of securities remaining available for issuance under plan

Equity compensation plans approved by stockholders	90,225	(1)	$8.83	(2)	36,787	(3)
Equity compensation plans not approved by stockholders	—		—		—

Total	90,225	(1)	$8.83	(2)	36,787	(3)

(1) Includes 23,205 shares of restricted stock and 67,020 options to purchase shares of common stock awarded under the 2005 Plan.

(2) Relates to 67,020 outstanding stock options.

(3) Includes 13,084 shares of restricted stock available for future issuance and 23,703 options to purchase shares of common stock under the 2005 Plan.

          In addition, reference is made to the “Market for Common Stock” section of Lincoln Park Bancorp’s 2007 Annual Report to Stockholders, which is incorporated herein by reference.

(b)	Not applicable.

(c)	During the fourth quarter of 2007, the Company repurchased shares of its common stock as follows:

Period	# of Shares Purchased	Average Price Paid Per Share	Total Shares Purchased	Maximum Number of Shares that may still be purchased under the repurchase program

Oct. 1 – Oct. 31	6,200	$8.05	12,410	29,370
Nov. 1 – Nov. 30	13,245	7.55	25,655	16,125
Dec. 1 – Dec. 31	—	—	25,655	16,125

ITEM 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of Lincoln Park Bancorp’s 2007 Annual Report to Stockholders is incorporated herein by reference. For off-balance sheet arrangements, see Note 14 of the “Notes to Consolidated Financial Statements” within the Annual Report.

ITEM 7.	Financial Statements

          The consolidated financial statements included in Lincoln Park Bancorp’s 2007 Annual Report to Stockholders are incorporated herein by reference.

ITEM 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

          None.

ITEM 8A. (T)	Controls and Procedures

          (a)      Evaluation of disclosure controls and procedures.

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

          (b)      Management’s Report on Internal Control over Financial Reporting

          The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system is a process designed to provide reasonable assurance to the management and board of directors regarding the preparation and fair presentation of published consolidated financial statements.

          The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our consolidated financial statements.

          All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to consolidated financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on its assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

          This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

David G. Baker	Nandini S. Mallya
President and Chief Executive Officer	Chief Financial Officer

          (c)      Changes in internal control.

          There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal year 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

          Information concerning Directors and executive officers of Lincoln Park Bancorp is incorporated herein by reference from our definitive Proxy Statement (the “Proxy Statement”), specifically the section captioned “Proposal I—Election of Directors.” Information concerning corporate governance matters is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal I – Election of Directors.”

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

LINCOLN PARK BANCORP

Date:	March 26, 2008	By:	/s/ David G. Baker

David G. Baker
President and Chief Executive Officer
(Duly Authorized Representative)

          Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ David G. Baker	President and Chief Executive	March 26, 2008
Officer (Principal Executive
David G. Baker	Officer), Director

/s/ Nandini Mallya	Vice President and Treasurer	March 26, 2008
(Principal Financial and
Nandini Mallya	Accounting Officer)

/s/ Stanford Stoller	Chairman of the Board and	March 26, 2008
Director
Stanford Stoller

/s/ Henry Fitschen	Director	March 26, 2008

Henry Fitschen

/s/ John F. Feeney	Director	March 26, 2008

John F. Feeney

/s/ Edith M. Perrotti	Director	March 26, 2008

Edith M. Perrotti