Form 10-Q
period 2008-03-31
Lincoln Park Bancorp
filed 2008-05-14
CIK 1294206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	_____________________ to ________________________

Commission File Number 000-51078

LINCOLN PARK BANCORP
(Exact name of registrant as specified in its charter)

FEDERAL	61-1479859
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

31 Boonton Turnpike, Lincoln Park, New Jersey	07035
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(973) 694-0330

None
(Former name, former address and former fiscal year, if changed since last report)

      Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No ☐

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Larger Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,825,845 shares of common stock, par value $.01 per share, as of May 14, 2008.

LINCOLN PARK BANCORP AND SUBSIDIARY

INDEX

		Page
PART I - FINANCIAL INFORMATION		Number

Item 1:	Financial Statements

	Consolidated Statements of Financial Condition
	at March 31, 2008 and December 31, 2007 (Unaudited)	3

	Consolidated Statements of Operations for the Three Months
	Ended March 31, 2008 and 2007 (Unaudited)	4

	Consolidated Statements of Changes in Stockholders’ Equity
	for the Three Months Ended March 31, 2008 and 2007 (Unaudited)	5

	Consolidated Statements of Cash Flows for the Three Months
	Ended March 31, 2008 and 2007 (Unaudited)	6

	Notes to Consolidated Financial Statements (Unaudited)	7 – 11

Item 2:	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	12 –18

Item 3:	Quantitative and Qualitative Disclosure About Market Risk	19

Item 4:	Controls and Procedures	19

PART II - OTHER INFORMATION		19 – 22

Item 1:	Legal Proceedings	20
Item 1A:	Risk Factors	20
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3:	Defaults Upon Senior Securities	21
Item 4:	Submission of Matters to a Vote of Security Holders	21
Item 5:	Other Information	21
Item 6:	Exhibits	22

SIGNATURES		23

PART I –FINANCIAL INFORMATION

LINCOLN PARK BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
ITEM 1.  FINANCIAL STATEMENTS

	March 31,	December 31,
ASSETS	2008	2007

	(In thousands, except for share and
	per share amounts)

Cash and amounts due from depository institutions	$1,274	$1,380
Interest-bearing deposits in other banks	6,538	1,121

Total cash and cash equivalents	7,812	2,501

Term deposits	198	295
Securities available for sale	647	1,521
Securities held to maturity	22,528	21,243
Loans receivable, net of allowance for loan losses of $207
and $187, respectively	73,063	73,085
Premises and equipment	1,570	1,584
Federal Home Loan Bank of New York stock, at cost	1,352	1,195
Interest receivable	494	523
Other assets	452	718

Total assets	$108,116	$102,665

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Non-interest bearing deposits	$2,918	$2,054
Interest bearing deposits	64,003	62,913
Total deposits	66,921	64,967

Advances from Federal Home Loan Bank of New York	27,057	23,552
Advance payments by borrowers for taxes and insurance	427	399
Other liabilities	581	601

Total liabilities	94,986	89,519

Stockholders' equity:
Preferred stock; no par value; 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock; $.01 par value; 5,000,000 shares authorized;
1,851,500 issued; 1,825,845 outstanding	19	19
Additional paid-in capital	7,576	7,558
Retained earnings	6,303	6,307
Treasury stock; 25,655 shares, at cost	(200)	(200)
Unearned ESOP shares	(323)	(328)
Accumulated other comprehensive loss	(245)	(210)

Total stockholders' equity	13,130	13,146

Total liabilities and stockholders' equity	$108,116	$102,665

See notes to consolidated financial statements.

LINCOLN PARK BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
	(In thousands, except for per
	share amounts)
Interest income:
Loans, including fees	$1,046	$974
Securities	285	267
Other interest-earning assets	17	15

Total interest income	1,348	1,256

Interest expense:
Deposits	556	496
Advances and other borrowed money	217	232

Total interest expense	773	728

Net interest income	575	528
Provision for loan losses	20	7

Net interest income after provision for loan losses	555	521

Non-interest income:
Fees and service charges	23	24
Gains on sale of available for sale securities	-	3
(Loss) on call of held to maturity securities	(1)	-
Miscellaneous	6	5

Total non-interest income	28	32

Non-interest expenses:
Salaries and employee benefits	268	225
Net occupancy expense of premises	37	28
Equipment	76	66
Advertising	10	8
Federal insurance premium	2	2
Miscellaneous	194	175

Total non-interest expenses	587	504

(Loss) income before income taxes	(4)	49
Income tax (benefit) expense	(2)	14

Net (loss) income	$(2)	$35

Net (loss) income per common share:
Basic and diluted	$-	$0.02

Weighted average number of common shares and
common stock equivalents outstanding:
Basic	1,768	1,788

Diluted	1,768	1,789

See notes to consolidated financial statements.

LINCOLN PARK BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

						Accumulated
					Unearned	Other
	Common	Paid-in	Retained	Treasury	ESOP	Comprehensive
	Stock	Capital	Earnings	Stock	Shares	Loss	Total
					(In thousands)
BALANCE-DECEMBER 31, 2006	$19	$7,485	$6,252	$-	$(347)	$(165)	$13,244

Comprehensive income:
Net income for three months			35				35
ended March 31, 2007

Other comprehensive income:
Unrealized holding gain on securities
available for sale, net of deferred
income taxes of $6	-	-	-	-	-	9	9
Directors Retirement Plan, net of deferred
taxes of $4						7	7
Total Comprehensive Income							51

ESOP shares released			(1)		5		4
Restricted stock earned		8					8
Stock options		9					9

BALANCE-March 31, 2007	$19	$7,502	$6,286	$-	$(342)	$(149)	$13,316

BALANCE-December 31, 2007	$19	$7,558	$6,307	$(200)	$(328)	$(210)	$13,146

Comprehensive loss:
Net loss for the three months
ended March 31, 2008			(2)				(2)

Other comprehensive income (loss):
Unrealized holding loss on securities
available for sale, net of deferred taxes $0						(39)	(39)
Directors' retirement plan, net of deferred
taxes $3						4	4
Total Comprehensive Loss							(37)

ESOP shares released			(2)		5		3
Restricted stock earned		9					9
Stock options		9					9

BALANCE-March 31, 2008	$19	$7,576	$6,303	$(200)	$(323)	$(245)	$13,130

See notes to consolidated financial statements.

LINCOLN PARK BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
	(In Thousands)

Cash flows from operating activities:
Net (loss) income	$(2)	$35
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
Depreciation of premises and equipment	20	17
Amortization and accretion, net	6	6
Loss (gain) on calls and sales of securities AFS	1	(3)
Provision for loan losses	20	7
Decrease (increase) in interest receivable	29	(33)
Decrease (increase) in other assets	303	(43)
Deferred taxes	(40)	(7)
(Decrease) increase in accrued interest payable	(5)	3
(Decrease) increase in other liabilities	(11)	11
ESOP shares committed to be released	3	4
Restricted stock earned	9	8
Stock options	9	9
Net cash provided by operating activities	342	14

Cash flows from investing activities:
Purchases of term deposits	-	(297)
Proceeds from maturities of term deposits	99	99
Purchase of securities available for sale	-	(147)
Proceeds from maturities and calls of securities available for sale	833	-
Principal repayments on securities available for sale	2	5
Proceeds from sale of securities available for sale	-	8
Purchases of securities held to maturity	(5,957)	-
Proceeds from maturities and calls of securities held to maturity	4,530	100
Principal repayments on securities held to maturity	139	41
Net increase in loans receivable	(4)	(2,998)
Additions to premises and equipment	(6)	(3)
Purchase of Federal Home Loan Bank of New York stock	(337)	(59)
Redemption of Federal Home Loan Bank of New York stock	180	70
Net cash used in investing activities	(521)	(3,181)

Cash flows from financing activities:
Net increase in deposits	1,957	2,764
Proceeds from advances from Federal Home Loan Bank of New York	10,500	14,400
Repayments of advances from Federal Home Loan Bank of New York	(6,995)	(14,647)
Net increase in payments by borrowers for taxes and insurance	28	38
Net cash provided by financing activities	5,490	2,555

Net increase (decrease) in cash and cash equivalents	5,311	(612)
Cash and cash equivalents - beginning	2,501	2,601

Cash and cash equivalents - ending	$7,812	$1,989

Supplemental information:
Cash paid during the period for:
Interest on deposits and borrowings	$778	$725
Income taxes	$-	$-

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

2.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as well as instructions for Form 10-Q and Rule 10-01 of regulation S-X.  Accordingly, they do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in stockholders’ equity and cash flows in conformity with GAAP.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

We have allocated the allowance among categories of loan types as well as classification status at each period-end date.  Assumptions and allocation percentages based on loan types and classification status have been consistently applied.  Management regularly evaluates various risk factors related to the loan portfolio, such as type of loan, underlying collateral and payment status, and the corresponding allowance allocation

LINCOLN PARK BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.   CRITICAL ACCOUNTING POLICIES (Continued)

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

5.   FAIR VALUE DISCLOSURES

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements”, for financial assets and financial liabilities.  In accordance with Financial Accounting Standards Board Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157,” the Company will delay application of SFAS 157 for non-financial assets and non-financial liabilities, until January 1, 2009.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.  The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs.  An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction.  Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact.

SFAS 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.  The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis.  The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).  Valuation techniques should be consistently applied.  Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability.  Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  In that regard, SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The fair value hierarchy is as follows:

Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability; either directly or indirectly.  These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the assets or liabilities (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correction or other means.

LINCOLN PARK BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.   FAIR VALUE DISCLOSURES (Continued)

Level 3 Inputs – Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at the fair value effective January 1, 2008.

In general, fair value is based upon quoted market prices, where available.  If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.  These adjustments may include amounts to reflect counter-party credit quality, the Company’s creditworthiness, among other things, as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time.  The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Available for Sale Securities.  Securities classified as available for sale are reported at fair value utilizing Level 2 inputs.  For these securities, the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the bond’s terms and conditions, among other things.

At March 31, 2008, the following table represents the fair value measurement on available for sale securities.

	Fair Value Measurements at Reporting Date Using
(In thousands)
Description	3/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$647	$-	$647	$-

Total:	$647	$-	$647	$-

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and financial liabilities measured at fair value on a nonrecurring basis, such as long-lived assets measured at fair value for impairment assessment, were not significant at March 31, 2008. As stated above, SFAS 157 will be applicable to these fair value measurements beginning January 1, 2009.

LINCOLN PARK BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.   FAIR VALUE DISCLOSURES (Continued)

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”.  SFAS 159 permits the Company to choose to measure eligible items at fair value at specified election dates.  Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date.  The fair value option (i) may be applied instrument by instrument, with certain exceptions, thus the Company may record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principles, (ii) is irrevocable (unless a new election date occurs), and (iii) is applied only to entire instruments and not to portions of instruments.  Adoption of SFAS 159 on January 1, 2008 did not have any material impact on the Company’s financial statements.

6.   DIRECTORS’ RETIREMENT PLAN

Periodic expenses for the Company’s Directors’ retirement plan were as follows:

	(In thousands)
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Service Cost	$4	$3
Interest Cost	6	5
Past Service Liability	7	7

TOTAL	$17	$15

7.   RECENT ACCOUNTING PRONOUNCEMENTS

FAS -157-2

In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157,” that permits a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually).  Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.   This deferral does not apply, however, to an entity that applied Statement 157 in interim or annual financial statements prior to the issuance of FSP-157-2.  The Company is currently evaluating the impact, if any, that the adoption of FSP 157-2 will have on the Company’s consolidated financial statements.

LINCOLN PARK BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.   RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

SAB 109

Staff Accounting Bulletin No. 109 (SAB 109), “Written Loan Commitments Recorded at Fair Value Through Earnings” expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles.  To make the staff’s views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, “Application of Accounting Principles to Loan Commitments.”  Specifically, the SAB revises the SEC staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment.  The SAB retains the staff’s views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment.  The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.  The Company does not expect SAB 109 to have a material impact on its consolidated financial statements.

SAB 110

Staff Accounting Bulletin No. 110 (SAB 110) amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series.  Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007.  SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007.  SAB 110 is effective January 1, 2008.  The Company does not expect SAB 110 to have a material impact on its financial statements.

FASB Statement No. 141 (R)

FASB Statement No. 141 (R) “Business Combinations” was issued in December of 2007.  This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree.  The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008.  This new pronouncement will impact the Company’s accounting for business combinations completed beginning January 1, 2009.

EITF 06-11

In June 2007, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”).  EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on non-vested equity shares, non-vested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital.  The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards.  EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007.  The Company expects that EITF 06-11 will not have an impact on its consolidated financial statements.

  LINCOLN PARK BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.

Forward-Looking Statements

This Form 10-Q may include certain forward-looking statements based on current management expectations.  The actual results of the Company could differ materially from those management expectations.  Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of loan and investment portfolios of the Bank, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices.

Comparison of Financial Condition at March 31, 2008 and December 31, 2007

Total assets increased by $5.5 million, or 5.3%, to $108.1 million at March 31, 2008, from $102.7 million at December 31, 2007.  At March 31, 2008, the level of cash and cash equivalents increased by $5.3 million, or 212.3%, to $7.8 million from $2.5 million at December 31, 2007.  The increase in cash and cash equivalents was primarily due to advances from the Federal Home Loan Bank.  Term deposits decreased $97,000 to $198,000 at March 31, 2008 when compared with $295,000 at December 31, 2007.   The decrease in term deposits was due to the maturity of a certificate of deposit.

Securities available for sale decreased by $874,000, or 57.4%, to $647,000 at March 31, 2008, when compared with $1.5 million at December 31, 2007.  The decrease was mainly due to calls of $833,000 on U.S. Government Agency step-up bonds.  Securities held to maturity increased by $1.3 million, or 6.1%, to $22.5 million at March 31, 2008 when compared with $21.2 million at December 31, 2007.  The increase was due to purchases of securities totaling $6.0 million, partially offset by maturities and calls of securities of $4.5 million, and principal repayments of $139,000.

At March 31, 2008, and December 31, 2007, loans receivable totaled $73.1 million representing no change since December 31, 2007.

Federal Home Loan Bank of New York (“FHLB”) stock increased by $157,000, or 13.1%, to $1.4 million at March 31,  2008 when compared to $1.2 million at December 31, 2007, primarily due to an increase in borrowings.

Other assets decreased by $266,000, or 37.0%, to $452,000 at March 31, 2008 from $718,000 at December 31, 2007.  The decrease was mainly due to the closing of a loan in the amount of $270,000, that was originated and disbursed to an attorney in December of 2007, but closed in January 2008.

Total deposits increased by $2.0 million, or 3.0%, to $66.9 million at March 31, 2008 from $65.0 million at December 31, 2007.  The increase in deposits was due to a management decision to be more competitive with deposit rates.  Advances from the FHLB increased by $3.5 million, or 14.9%, to $27.1 million at March 31, 2008 when compared with $23.6 million at December 31, 2007.

LINCOLN PARK BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition at March 31, 2008 and December 31, 2007 (Cont’d.)

Stockholders’ equity totaled $13.1 million at March 31, 2008 and December 31, 2007, respectively, reflecting a net loss of $2,000, and an aggregate expense of $25,000 for the ESOP, restricted stock, and stock options, for the three months ended March 31, 2008.  Accumulated other comprehensive loss totaled $245,000 and $210,000 at March 31, 2008 and December 31, 2007, respectively, representing a 16.4% decrease.  The decrease was primarily due to unrealized losses of $39,000 on available for sale securities.

Comparison of Operating Results for the Three Months Ended March 31, 2008 and 2007

General. For the three months ending March 31, 2008, the Company incurred a net loss of $2,000 compared to net income of $35,000 for the three months ending March 31, 2007.  The decrease in net income reflects increases in non-interest expenses and the provision for loan losses and decreases in non-interest income, partially offset by an increase in net interest income, and a decrease in income tax expense.

Interest Income. Interest income increased by $92,000, or 7.3%, to $1.35 million for the three months ended March 31, 2008, from $1.26 million for the three months ended March 31, 2007. The increase in interest income was due to increases of $72,000 in interest income from loans, $18,000 in interest income on securities, and $2,000 in interest income from other interest earning assets.

Interest income from loans increased by $72,000, or 7.4%, to $1.05 million for the three months ended March 31, 2008, from $974,000 for the three months ended March 31, 2007.  The increase was due to a $4.2 million or 6.21% increase in the average balance of loans to $73.1 million during the quarter ended March 31, 2008 from $68.9 million during the quarter ended March 31, 2007 and an increase in the average yield to 5.72% from 5.66%.  Interest income from securities, including available for sale and held to maturity, increased $18,000, or 6.8%, to $285,000 for the three months ended March 31, 2008, from $267,000 for the three months ended March 31, 2007.  The increase in interest income from securities was due to an increase in the average yield to 5.13% in 2008 from 4.84% in 2007, and an increase of $117,000 or 0.53% in the average balance of securities to $22.2 million in 2008 from $22.1 million in 2007.

Interest income from other interest-earning assets increased $2,000, or 12.4%, to $17,000 for the three months ended March 31, 2008, from $15,000 for the three months ended March 31, 2007.  The increase in interest income from other interest-earning assets was due to an increase in the average balance of other interest assets to $2.8 million in 2008 compared to $1.5 million in 2007.  This increase was partially offset by a decrease in the average yield to 2.47% in 2008, from 3.70% in 2007.

Interest Expense. Total interest expense increased $45,000, or 6.1%, to $773,000 for the three months ended. March 31, 2008, from $728,000 for the three months ended March 31, 2007.  The interest expense on interest-bearing deposits increased by $60,000, or 12.1%, to $556,000 in 2008 when compared with $496,000 in the comparable 2007 period.  The increase in interest expense on deposits resulted from an increase in the average cost of interest-bearing deposits to 3.54%from 3.40%, and an increase in the average balance of interest-bearing deposits to $62.8 million in 2008 from $58.2 million in 2007.

LINCOLN PARK BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended March 31, 2008 and 2007 (Cont’d.)

Interest expense on borrowed money decreased $15,000 or 6.47% to $217,000 in 2008 from $232,000 in the comparable 2007 period.  The decrease was due to a $138,000 decrease in the average balance of borrowed money to $21.8 million in 2008 from $21.9 million in 2007, and a decrease in the cost of borrowed money to 3.98% in 2008 from 4.23% in 2007.

Net Interest Income. Net interest income increased $47,000, or 9.0%, to $575,000 for the three months ended March 31, 2008 from $528,000 for the three months ended March 31, 2007.  Our interest rate spread increased to 1.84% in 2008 from 1.80% in 2007, and our net interest margin increased to 2.34% in 2008 from 2.28% in 2007.

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

Based on our evaluation of these factors, we recorded provision for loan losses of $20,000 for the three months ended March 31, 2008 and $7,000 for the three months ended March 31, 2007.  We had no charge-offs during the three month periods ended March 31, 2008 and 2007.  We used the same methodology and generally similar assumptions in assessing the allowance for both periods.  The allowance for loan losses was $207,000, or 0.28% of gross loans outstanding at March 31, 2008, as compared with $ 187,000, or 0.26% of gross loans at December 31, 2007, and $143,000, or 0.20% of gross loans outstanding at March 31, 2007.  The level of the allowance is based on estimates, and the ultimate losses may vary from the estimates.

Non-interest Income. Non-interest income decreased $4,000, or 12.5%, to $28,000 for the three months ended March 31, 2008, compared to $32,000 for the three months ended March 31, 2007.  The primary reason for the decrease was a loss of $1,000 recorded on the call of a security in 2008, when compared to a gain of $3,000 on the sale of securities recorded in 2007.

Non-interest Expenses. Non-interest expenses were $587,000 and $504,000 for the three months ended March 31, 2008 and 2007, respectively, representing an increase of $83,000 or 16.6%. The increase in non-interest expenses was primarily due to increases of $19,000 in miscellaneous expenses,  $10,000 in equipment expense, and $43,000 in salaries and employee benefits expense.

Salary and employee benefits increased by $43,000 to $268,000 in 2008 from $225,000 in 2007.  The increase was due to an addition in full time personnel in general and also to staff the Montville branch, which opened in July 2007.  Equipment expenses increased $10,000 or 15.2% to $76,000 in 2008 from $66,000 in 2007, primarily due to purchases, upgrading and maintenance of software and other equipment.  Miscellaneous expenses increased $19,000 or 10.9% to $194,000 in 2008 from $175,000 in 2007.  The primary reason for the increase was legal fees, which increased by $14,000 for the three months ended March 31, 2008.

Occupancy expenses increased $9,000 or 32.1% to $37,000 in 2008 from $28,000 in 2007 due to increased expenditure in repairs and maintenance of the banking facility. Advertising expenses increased $2,000 or 25.0% to $10,000 in 2008 from $8,000 in 2007 due to an effort to advertise more in our local community.

LINCOLN PARK BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended March 31, 2008 and 2007 (Cont’d.)

Income Tax Expense.  For the three months ended March 31, 2008, there was a tax benefit of $2,000 compared to a provision for income taxes of $14,000 for the three months ended March 31, 2007. The decrease in the provision for income taxes was primarily due to a decrease of $53,000 in income before income taxes. For the three months ended March 31, 2008, net loss before income taxes amounted to $4,000 when compared to net income before income taxes of $49,000 for the three months ended March 31, 2007.

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

We have emphasized the origination of fixed-rate mortgage loans for retention in our portfolio in order to maximize our net interest income.  We accept increased exposure to interest rate fluctuations as a result of our investment in such loans.  In a period of rising interest rates, our net interest rate spread and net interest income may be negatively affected.  In addition, we have sought to manage and mitigate our exposure to interest rate risks in the following ways:

●	We maintain moderate levels of short-term liquid assets. At March 31, 2008, our short-term liquid assets totaled $7.8 million;

●
We originate for portfolio adjustable-rate mortgage loans and adjustable home equity lines of credit.  At March 31, 2008, our adjustable-rate mortgage loans totaled $12.3 million and our adjustable home equity lines of credit totaled $5.0 million;

●
We attempt to increase the maturity of our liabilities as market conditions allow.  In particular, in recent years, we have emphasized intermediate- to long-term FHLB advances as a source of funds.  At March 31, 2008, we had $15.4 million of FHLB advances with terms to maturity of between three and thirteen years; and

●
We invest in securities with step-up rate features providing for increased interest rates prior to maturity according to a pre-determined schedule and formula.  However, these step-up rates may not keep pace with rising interest rates in the event of a rapidly rising rate environment.  In addition, these investments may be called at the option of the issuer.

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

The table below sets forth, as of December 31, 2007, the latest date for which the vendor has provided Lincoln Park Savings an interest rate sensitivity report of net portfolio value and the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the yield curve.

				Net Portfolio Value as a Percentage
Change in	Net Portfolio Value			of Present Value of Assets
Interest Rates	Estimated	Amount of	Percent of		Change in Basis
(basis points)	NPV	Change	Change	NPV Ratio	Points
(Dollars in Thousands)

+200	$11,996	$(3,229)	(21)%	12.70%	(239) basis points
0	15,225	—	—	15.09%	— basis points
-200	16,762	1,537	10%	15.80%	71 basis points

The table above indicates that at December 31, 2007, in the event of a 200 basis point decrease in interest rates, we would experience a 10% increase in net portfolio value.  In the event of a 200 basis point increase in interest rates, we would experience a 21% decrease in net portfolio value.

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

The primary sources of investing activity are lending and the purchase of securities.  Net loans amounted to $73.1 million at March 31, 2008 and December 31, 2007, respectively.  Securities available for sale totaled $647,000 and $1.5 million at March 31, 2008 and December 31, 2007, respectively.  Securities held to maturity totaled $22.5 million and $21.2 million at March 31, 2008 and December 31, 2007, respectively.  In addition to funding new loan production and securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans, mortgage-backed securities, and borrowings from the FHLB.

Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits.  If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds.  At March 31, 2008, advances from the FHLB amounted to $27.1 million.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments.  At March 31, 2008, the Bank has outstanding commitments to originate loans of $819,000, standby letters of credit of $49,000, and unused lines of credit of $8.5 million.  Certificates of deposit scheduled to mature in one year or less at March 31, 2008, totaled $37.1 million.  Management believes that, based upon its experience and the Bank’s deposit flow history, a significant portion of such deposits will remain with the Bank.

LINCOLN PARK BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Cont’d.)

The following table sets forth the Bank’s capital position at March 31, 2008, as compared to the minimum regulatory capital requirements:

					To Be Well
					Capitalized
					Under Prompt
			Minimum Capital		Corrective
	Actual		Requirements		Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

			(Dollars in Thousands)
Total Risk Based Capital
(to risk-weighted assets)	$9,821	17.37%	$4,523	8.00%	$5,654	10.00%

Tier 1 Capital
(to risk-weighted assets)	9,614	17.00%	2,262	4.00%	3,393	6.00%

Core (Tier 1) Capital
(to average total assets)	9,614	9.73%	3,952	4.00%	4,940	5.00%

Tangible Capital
(to adjusted total assets)	9,614	9.73%	1,482	1.50%	-	-

LINCOLN PARK BANCORP AND SUBSIDIARY
CONTROLS AND PROCEDURES

ITEM 3.   Quantitative and Qualitative Disclosure about Market Risk

Not applicable.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management of Market Risk” herein.

ITEM 4.  Controls and Procedures

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

LINCOLN PARK BANCORP AND SUBSIDIARY

PART II – OTHER INFORMATION

ITEM 1.     Legal Proceedings

Lincoln Park Savings has, on September 13, 2007, been served with a Summons and Complaint in the matter of Donald Hom v. Lincoln Park Savings Bank and The Board of Directors of Lincoln Park Savings Bank, Superior Court of New Jersey, Law Division, Morris County, Docket No., MRS-L-1548-07.  The complaint by Donald Hom, former President and CEO of Lincoln Park Savings, alleges an employment related claim pursuant to the New Jersey Conscientious Employee Protection Act (N.J.S. 34:19-1 et seq.)  The complaint has been referred to special counsel for Lincoln Park Savings for defense.

Except as noted above, neither the Company nor the Bank is involved in any pending legal proceedings other then routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

ITEM 1A.  Risk Factors

Not applicable.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable

b)	Not applicable

c)	Information regarding the Company’s purchases of its equity securities (common stock) during the three months ended March 31, 2008 is summarized below:

	Total Number of Shares Purchased	Average Price Paid For Shares	Total Number of Shares Purchased Under a Publicly Announced Repurchase Plan	Maximum Number of Shares That May Yet Be Purchased Under Repurchased Plan
January 1 – January 31	-	-	25,655	16,125
February 1 – February 29	-	-	25,655	16,125
March 1 – March 31	-	-	25,655	16,125

On August 27, 2007, the Company announced that its Board of Directors authorized a stock repurchase program to repurchase up to 41,780 shares.  As of March 31, 2008, an additional 16,125 shares remains to be purchased under the program.

LINCOLN PARK BANCORP AND SUBSIDIARY

PART II – OTHER INFORMATION

ITEM 3.     Defaults Upon Senior Securities

Not applicable.

ITEM 4.     Submission of Matters to a Vote of Security Holders
The annual meeting of stockholders of the registrant was held on May 1, 2008.  At the meeting, the stockholders elected Stanford Stoller to a three year term and Henry Fitschen to a two year term as directors of the Company.  Also at the meeting, Beard Miller Company LLP was ratified as the Company’s independent auditors.  The results of the voting for each matter considered were as follows:

a)	The election as director to serve for a term of three years until a successor has been elected and qualified.

	For	Withheld
Stanford Stoller	1,583,005	136,911

b)	The election as director to serve for a term of two years until a successor has been elected and qualified.

	For	Withheld
Henry Fitschen	1,601,255	118,661

c)	The appointment of Beard Miller Company LLP as auditors of the Company for the fiscal year ending December 31, 2008.

For	Against	Abstain
1,636,101	41,263	42,552

In addition, the following directors, in addition to those elected, continue to serve as directors after the annual meeting of stockholders:

David G. Baker
John F. Feeney
Edith M. Perrotti

ITEM 5.     Other Information

Not applicable.

LINCOLN PARK BANCORP AND SUBSIDIARY

PART II – OTHER INFORMATION (cont’d)

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

LINCOLN PARK BANCORP

Date:	May 14, 2008	/s/ David G. Baker
David G. Baker
President and Chief Executive Officer

Date:	May 14, 2008	/s/ Nandini Mallya
Nandini Mallya
Vice President and Treasurer
(Chief Financial Officer)