Form 10-Q
period 2008-06-30
Lincoln Park Bancorp
filed 2008-08-14
CIK 1294206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                                June 30, 2008

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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)   Yes____     No__X__

      The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  1,825,845 shares of common stock, par value $.01 per share, as of August 14, 2008.

LINCOLN PARK BANCORP AND SUBSIDIARY

PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

LINCOLN PARK BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30,	December 31,
ASSETS	2008	2007

	(In thousands, except for share and
	per share amounts)

Cash and amounts due from depository institutions	$1,204	$1,380
Interest-bearing deposits in other banks	1,284	1,121

Total cash and cash equivalents	2,488	2,501

Term deposits	199	295
Securities available for sale	10,685	1,521
Securities held to maturity, fair value $30,575 and $21,113, respectively	30,742	21,243
Loans receivable, net of allowance for loan losses of $201,
and $187, respectively	75,294	73,085
Premises and equipment	1,569	1,584
Federal Home Loan Bank of New York stock, at cost	1,937	1,195
Interest receivable	598	523
Other assets	419	718

Total assets	$123,931	$102,665

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Non-interest bearing deposits	$2,862	$2,054
Interest bearing deposits	67,150	62,913
Total deposits	70,012	64,967

Advances from Federal Home Loan Bank of New York	39,652	23,552
Advance payments by borrowers for taxes and insurance	451	399
Other liabilities	604	601

Total liabilities	110,719	89,519

Stockholders' equity:
Preferred stock; no par value; 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock; $.01 par value; 5,000,000 shares authorized;
1,851,500 issued; 1,825,845 outstanding	19	19
Additional paid-in capital	7,594	7,558
Retained earnings	6,384	6,307
Unearned ESOP shares	(318)	(328)
Treasury stock; 25,655 shares, at cost	(200)	(200)
Accumulated other comprehensive loss	(267)	(210)

Total stockholders' equity	13,212	13,146

Total liabilities and stockholders' equity	$123,931	$102,665

See notes to consolidated financial statements.

LINCOLN PARK BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

	(In thousands, except for per share amounts)
Interest income:
Loans	$1,036	$1,032	$2,082	$2,006
Securities	459	271	744	538
Other interest-earning assets	18	13	35	28

Total interest income	1,513	1,316	2,861	2,572

Interest expense:
Deposits	472	534	1,028	1,030
Advances and other borrowed money	308	229	525	461

Total interest expense	780	763	1,553	1,491

Net interest income	733	553	1,308	1,081
Provision for loan losses	15	44	35	51

Net interest income after provision for loan losses	718	509	1,273	1,030

Non-interest income:
Fees and service charges	30	26	53	50
Gains (losses) on calls of securities held to maturity	-	-	(1)	-
Gains on sale of securities available for sale	-	7	-	10
Miscellaneous	5	7	11	12

Total non-interest income	35	40	63	72

Non-interest expenses:
Salaries and employee benefits	268	233	536	458
Net occupancy expense of premises	36	28	73	56
Equipment	78	61	154	127
Advertising	26	17	36	25
Federal insurance premium	2	2	4	4
Miscellaneous	205	185	399	360

Total non-interest expenses	615	526	1,202	1,030

Income before income taxes	138	23	134	72
Income taxes	55	7	53	21

Net income	$83	$16	$81	$51

Net income per common share:
Basic	$0.05	$0.01	$0.05	$0.03

Weighted average number of common shares and
common stock equivalents outstanding:
Basic	1,769	1,789	1,768	1,788

Net income per common share:
Diluted	$0.05	$0.01	$0.05	$0.03

Weighted average number of common shares and
common stock equivalents outstanding:
Diluted	1,769	1,789	1,768	1,795

See notes to consolidated financial statements.

LINCOLN PARK BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

						Accumulated
				Unearned		Other
	Common	Paid-in	Retained	ESOP	Treasury	Comprehensive
	Stock	Capital	Earnings	Shares	Stock	Loss	Total
	(In thousands)

BALANCE -DECEMBER 31, 2006	$19	$7,485	$6,252	$(347)	$-	$(165)	$13,244

Comprehensive income:

Net Income for the six months
ended June 30, 2007			51				51

Other comprehensive income:

Unrealized holding gain on securities
available for sale, net of deferred
income taxes of $1						1	1

Directors' reitirement plan, net of deferred
taxes of $6						9	9

Total Comprehensive Income							61

ESOP Shares Released			(2)	10			8

Restricted stock earned		16					16

Stock options		18					18

BALANCE -JUNE 30, 2007	$19	$7,519	$6,301	$(337)	$-	$(155)	$13,347

BALANCE -DECEMBER 31, 2007	$19	$7,558	$6,307	$(328)	$(200)	$(210)	$13,146

Comprehensive income:

Net Income for the six months
ended June 30, 2008			81				81

Other comprehensive income:

Unrealized holding loss on securities
available for sale net of deferred taxes $3						(65)	(65)

Directors' reitirement plan, net of deferred
taxes $5						8	8

Total Comprehensive Income							24

ESOP Shares Released			(4)	10			6

Restricted stock earned		18					18

Stock options		18					18

BALANCE -JUNE 30, 2008	$19	$7,594	$6,384	$(318)	$(200)	$(267)	$13,212

See notes to consolidated financial statements.

LINCOLN PARK BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2008	2007
	(In Thousands)

Cash flows from operating activities:
Net income	$81	$51
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation of premises and equipment	41	34
Amortization and accretion, net	26	10
Gain on calls and sales of securities available for sale	-	(10)
Loss on calls of securities held to maturity	1	-
Provision for loan losses	35	51
Increase in interest receivable	(75)	(50)
Decrease (increase) in other assets	350	(58)
Deferred taxes	(53)	(24)
Increase (decrease) in accrued interest payable	28	(2)
(Decrease) increase in other liabilities	(16)	61
ESOP shares committed to be released	6	8
Restricted stock earned	18	16
Stock options earned	18	18
Net cash provided by operating activities	460	105

Cash flows from investing activities:
Purchases of term deposits	-	(297)
Proceeds from maturities of term deposits	99	99
Purchase of securities available for sale	(10,628)	(323)
Principal repayments on securities available for sale	1,386	10
Proceeds from sale of securities available for sale	-	300
Purchases of securities held to maturity	(17,935)	-
Principal repayments on securities held to maturity	8,435	206
Net increase in loans receivable	(2,263)	(5,306)
Additions to premises and equipment	(26)	(3)
Purchase of Federal Home Loan Bank of New York stock	(1,140)	(134)
Redemption of Federal Home Loan Bank of New York stock	398	109
Net cash used in investing activities	(21,674)	(5,339)

Cash flows from financing activities:
Net increase in deposits	5,049	4,474
Proceeds from advances from Federal Home Loan Bank of New York	33,350	29,800
Repayments of advances from Federal Home Loan Bank of New York	(17,250)	(29,299)
Net increase in payments by borrowers for taxes and insurance	52	63
Net cash provided by financing activities	21,201	5,038

Net (decrease) in cash and cash equivalents	(13)	(196)
Cash and cash equivalents - beginning	2,501	2,601

Cash and cash equivalents - ending	$2,488	$2,405

Supplemental information:
Cash paid during the period for:
Interest on deposits and borrowings	$1,525	$1,492
Income taxes	$11	$1

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

2.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as well as instructions for Form 10-Q and Rule 10-01 of regulation S-X.  Accordingly, they do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in stockholders’ equity and cash flows in conformity with GAAP.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 2008, are not necessarily indicative of the results which may be expected for the entire fiscal year.

3.   NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding, adjusted for unearned shares of the ESOP and unvested restricted stock awards. Diluted net income per common share is calculated by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding decreased by the number of common shares that are assumed to be repurchased with the proceeds from the exercise or conversion of the common stock equivalents, if dilutive, (treasury stock method) along with the assumed tax benefit from the exercise of non-qualified options.  Shares issued and reacquired during any period are weighted for the portion of the period they were outstanding.  During the three and six months ended June 30, 2008, all 67,020 outstanding stock options and 15,786 non-vested shares of restricted stock were anti-dilutive.

4.   CRITICAL ACCOUNTING POLICIES

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies.  Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses.  Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment.  Management reviews the level of the allowance on a quarterly basis, at a minimum, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectability of the loan portfolio.  Since there has been no material shift in the loan portfolio, the level of the allowance for loan losses has changed primarily due to changes in the size of the loan portfolio and the level of nonperforming loans.

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

At June 30, 2008, the following table represents the fair value measurement on available for sale securities.

	Fair Value Measurements at Reporting Date Using
(In thousands)
Description	6/30/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$10,685	$399	$10,286	$-

Total:	$10,685	$399	$10,286	$-

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and financial liabilities measured at fair value on a nonrecurring basis, such as long-lived assets measured at fair value for impairment assessment, were not significant at June 30, 2008. As stated above, SFAS 157 will be applicable to these fair value measurements beginning January 1, 2009.

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

6.   DIRECTORS’ RETIREMENT PLAN

Periodic expenses for the Company’s Directors’ retirement plan were as follows:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
	(In thousands)

Service Cost	$4	$3	$8	$5
Interest Cost	6	6	12	10
Past Service Liability	7	7	14	14
Total:	$17	$16	$34	$29

7.   STOCK OPTIONS AND AWARDS

Under the Company’s Stock-Based Incentive Plan, stock options and restricted stock awards may be granted to outside directors and employees.  At June 30, 2008 and December 31, 2007, options to purchase 67,020 shares of Company common stock were outstanding.  Such options have an exercise price range of $7.00 to $9.00, a weighted average exercise price of $8.83, and at June 30, 2008, no intrinsic value and an average remaining life of 7.7 years.  No options were granted, cancelled, forfeited, or exercise during the six month periods ended June 30, 2008 and 2007.

At June 30, 2008 and December 31, 2007, there were 15,786 shares of restricted stock that had been granted, but were not yet vested.  Theses shares had a weighted average grant date fair value of $8.62.  During the six month periods ended June 30, 2008 and 2007, there were no grants of restricted shares nor did any prior grants vest.  At June 30, 2008, unrecognized future compensation costs related to restricted stock awards aggregated approximately $125,000 and are expected to be expensed over the next 5.4 years.

LINCOLN PARK BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.   RECENT ACCOUNTING PRONOUNCEMENTS

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

SAB 110

Staff Accounting Bulletin No. 110 (SAB 110) amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series.  Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007.  SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007.  SAB 110 is effective January 1, 2008.  The Company does not expect SAB 110 to have a material impact on its consolidated financial statements.

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

LINCOLN PARK BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.   RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

FASB Statement No. 161

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (Statement 161).  Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

FASB Statement No. 162

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

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

FSP EITF 03-6-1

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  This FSP clarifies that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders.  Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied.  This FSP is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

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

Comparison of Financial Condition at June 30, 2008 and December 31, 2007

Our total assets increased by $21.3 million, or 20.7%, to $123.9 million at June 30, 2008, from $102.7 million at December 31, 2007.  At June 30, 2008, the level of cash and cash equivalents decreased $13,000 or 0.5% to $2.5 million.  Term deposits decreased $96,000 to $199,000 at June 30, 2008 as compared to $295,000 at December 31, 2007.   The decrease in term deposits was due to the maturity of a certificate of deposit.

Securities available for sale increased by $9.2 million or 602.5% to $10.7 million at June 30, 2008, from $1.5 million at December 31, 2007.  The increase was due to purchases of Collateralized Mortgage Obligations (CMOs) of $10.6 million, offset by maturities of $1.0 million of U.S. Government Agency step-up bonds and principal repayments of $386,000.  Securities held to maturity increased by $9.5 million or 44.7% to $30.7 million at June 30, 2008 when compared to $21.2 million at December 31, 2007.  During the six months ended June 30, 2008, purchases of Collateralized Mortgage Obligations amounted to $17.9 million, maturities and calls on securities held to maturity amounted to $7.8 million and repayments on securities held to maturity amounted to $655,000.  The increased securities balances were funded by increased deposits and advances from the FHLB.

CMOs are debt securities issued by a special-purpose entity that aggregate pools of mortgages and mortgage-backed securities and create different classes of securities with varying maturities and amortization schedules, as well as a residual interest, with each class possessing different risk characteristics.  The cash flows from the underlying collateral are generally divided into “tranches” or classes that have descending priorities with respect to the distribution of principal and interest cash flows, while cash flows on pass-through mortgage-backed securities are distributed pro rata to all security holders.  All of the CMOs in our investment portfolio are rated “AAA” by at least one of the major investment securities rating services.

Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings.  Fluctuations in market value may be caused by decreases in interest rates, lower market prices for securities and lower investor demand.  Our securities portfolio is evaluated for other-than-temporary impairment on at least a quarterly basis.  If this evaluation shows an impairment to cash flow connected with one or more securities, a potential loss to earnings may occur.

Loans receivable amounted to $75.3 million and $73.1 million at June 30, 2008 and December 31, 2007, respectively, representing an increase of $2.2 million or 3.0%.  The increase in loans resulted primarily from increases of $1.5 million in home equity loans and $849,000 in home equity lines of credit.  The increase in loans receivable was funded by increases in deposits.

LINCOLN PARK BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition at June 30, 2008 and December 31, 2007 (Cont’d.)

Federal Home Loan Bank of New York (“FHLB”) stock increased $742,000 to $1.9 million at June 30, 2008, from $1.2 million at December 31, 2007.  Purchase of FHLB stock amounted to $1.1 million and redemption of FHLB stock amounted to $398,000.  The increased level of FHLB stock owned is due to the increased level of FHLB advances outstanding.

Other assets decreased $299,000 or 41.6% to $419,000 at June 30, 2008 from $718,000 at December 31, 2007.
The decrease was mainly due to the closing of a loan in the amount of $270,000, that was originated and disbursed to an attorney in December of 2007, but closed in January of 2008.

Total deposits increased $5.0 million or 7.8% to $70.0 million at June 30, 2008 from $65.0 million at December 31, 2007.  The increase in deposits was due to a management decision to be more competitive with deposit rates.

Advances from FHLB increased $16.1 million or 68.4% to $39.7 million at June 30, 2008 when compared with $23.6 million at December 31, 2007. The proceeds from new advances were primarily used to fund the purchase of securities.

Stockholders’ equity increased by $66,000 or 0.5% to $13.2 million at June 30, 2008 from $13.1 million at December 31, 2007, reflecting net income of $81,000 for the six months ended June 30, 2008, and the amortization of $42,000 for the ESOP, the restricted stock, and stock options, for the six months ended June 30, 2008.  Partially offsetting these increases was an other comprehensive loss of $57,000, which primarily represented unrealized losses on available for sale securities.

Our financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events.  Decreases in real estate values could potentially adversely affect the value of property used as collateral for our mortgage loans.  In the event that we are required to foreclose on a property securing a mortgage loan, there can be no assurance that we will recover funds in an amount equal to any remaining loan balance as a result of prevailing general economic conditions, real estate values and other factors associated with the ownership of real property.  As a result, the market value of the real estate underlying the loans may not, at any given time, be sufficient to satisfy the outstanding principal amount of the loans.  Consequently, we could sustain loan losses and potentially incur a higher provision for loan loss expense.  Adverse changes in the economy may also have a negative effect of the ability of borrowers to make timely repayments of their loans, which could have an adverse impact on earnings.

Comparison of Operating Results for the Three Months Ended June 30, 2008 and 2007

General. Net income increased by $67,000, or 418.8%, to $83,000 for the three months ended June 30, 2008, from $16,000 for the three months ended June 30, 2007.  The increase in net income reflects an increase in total interest income and a decrease in the provision for loan losses, partially offset by increases in total interest expense, non-interest expenses, and income taxes.

LINCOLN PARK BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended June 30, 2008 and 2007 (Cont’d.)

Interest Income. Interest income increased $197,000, or 15.0%, to $1.5 million for the three months ended June 30, 2008, from $1.3 million for the three months ended June 30, 2007.  Interest income from loans increased by $4,000, or 0.4%, for the three months ended June 30, 2008.  The increase was due to a $3.0 million, or 4.2%, increase in the average balance of loans to $73.8 million during the three months ended June 30, 2008 from $70.9 million for the three months ended June 30, 2007, offset by a decrease in the average yield to 5.61% from 5.83%.  Interest income from securities, including available for sale and held to maturity, increased $188,000, or 69.4%, to $459,000 for the three months ended June 30, 2008, from $271,000 for the three months ended June 30, 2007.  The average yield on these securities increased to 5.44 % for the three months ended June 30, 2008 as compared to 4.94% for the three months ended June 30, 2007. The average balance of securities was $33.8 million during the three months ended June 30, 2008 as compared to $22.0 million for the three months ended June 30, 2007.  Interest income from other interest-earning assets increased $5,000, or 38.5%, to $18,000 for the three months ended June 30, 2008, from $13,000 for the three months ended June 30, 2007 due to an increase in the average balance to $3.6 million in 2008 from $1.3 million in 2007, offset by a decrease in the average yield to 2.0 % in 2008 from 4.0% in 2007.

Interest Expense. Total interest expense increased $17,000, or 2.2%, to $780,000 for the three months ended June 30, 2008, from $763,000 for the three months ended June 30, 2007.  The interest expense on interest-bearing deposits decreased by $62,000 or 11.6% to $472,000 for the quarter ended June 30, 2008, when compared with $534,000 in the comparable 2007 period.  The decrease in interest expense on interest bearing deposits resulted from a decrease in the average cost to 2.9% for the three months ended June 30, 2008 from 3.6% for the 2007 comparable period.  The average balance of interest bearing deposits increased by $4.5 million to $64.4 million for the quarter ended June 30, 2008, from $59.9 million for the quarter ended June 30, 2007.

The interest expense on borrowed money increased by $79,000, or 34.5%, to $308,000 in the 2008 period from $229,000 in the comparable 2007 period.  The increase was due to an increase of $12.6 million in the average balance of borrowed money to $34.0 million in 2008 from $21.4 million in 2007, offset by a decrease in the cost of borrowed money to 3.62% in 2008 from 4.27% in 2007.

Net Interest Income. Net interest income increased $180,000, or 32.6%, to $733,000 for the three months ended June 30, 2008 from $553,000 for the three months ended June 30, 2007.  Our interest rate spread increased to 2.27% in 2008 from 1.85% in 2007, reflecting a 58 basis points decrease in the cost of our interest bearing liabilities that exceeded a 16 basis points decrease in the yield on our interest-earning assets.  Our net interest margin increased to 2.63% from 2.35%.

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

LINCOLN PARK BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended June 30, 2008 and 2007 (Cont’d.)

Based on our evaluation of these factors, a provision of $15,000 for loan losses was required for the three months ended June 30, 2008, compared to $44,000 for the three months ended June 30, 2007.  We had $21,000 in charge-offs during the three month period ended June 30, 2008, and no charge-offs during the three months ended June 30, 2007.  We used the same methodology and generally similar assumptions in assessing the allowance for both periods.  The allowance for loan losses was $201,000 or 0.27% of gross loans outstanding at June 30, 2008, as compared with $207,000, or 0.28% of gross loans outstanding as of March 31, 2008, and $187,000, or 0.26% of gross loans outstanding at June 30, 2007.  The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

Non-interest Income. Non-interest income decreased by $5,000, or 12.5%, to $35,000 for the three months ended June 30, 2008 as compared to $40,000 for the three months ended June 30, 2007.  This decrease was primarily due to a gain of $7,000 in available for sale securities for the three months ending June 30, 2007, with no gains on sale of securities for the three month period ending June 30, 2008.

Non-interest Expenses. Non-interest expenses were $615,000 and $526,000 for the three months ended June 30, 2008 and 2007, respectively, representing an increase of $89,000 or 16.9%. The increase in non-interest expenses was primarily due to increases of $35,000 in salary and employee benefit expenses, $8,000 in occupancy expenses, $17,000 in premises and equipment expenses, $9,000 in advertising expenses, and $20,000 in miscellaneous expenses.

Salary and employee benefits increased by $35,000, or 15.0%, to $268,000 for the three months ended June 30, 2008, from $233,000 in the 2007 comparable period.  The increase was due to an addition of full time personnel in general and also to staff the Montville branch, which opened in July 2007.

Equipment expense increased by $17,000, or 27.9%, primarily due to purchases, upgrading, and maintenance of equipment.  Miscellaneous expense increased by $20,000, or 10.8%, to $205,000 for the three months ended June 30, 2008, from $185,000 in the 2007 comparable period.  The increase was mainly due to increases in accounting and auditing fees, legal fees, and consulting fees.

Income Tax Expense. The provision for income taxes increased to $55,000 for the three months ended June 30, 2008 from $7,000 for the three months ended June 30, 2007. The increase in the provision for income taxes was primarily due to an increase of $115,000 in income before income taxes to $138,000 for the three months ended June 30, 2008, as compared to $23,000 for the three months ended June 30, 2007.

Comparison of Operating Results for the Six Months Ended June 30, 2008 and 2007

General. Net income increased $30,000, or 58.8%, to $81,000 for the six months ended June 30, 2008, compared to $51,000 for the same 2007 period.  The increase in net income during the 2008 period resulted primarily from an increase in total interest income and a decrease in the provision for loan losses, partially offset by increases in total interest expense, non-interest expense and income taxes.

Interest Income. Interest income increased $289,000, or 11.2%, to $2.9 million for the six months ended June 30, 2008, from $2.6 million for the six months ended June 30, 2007.  The increase in interest income was primarily due to increases of $206,000 in interest income from securities and $76,000 in interest income from loans.

LINCOLN PARK BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Six Months Ended June 30, 2008 and 2007 (Cont’d)

Interest income from loans increased by $76,000, or 3.8%, to $2.1 million for the six months ended June 30, 2008, from $2.0 million for the same 2007 period.  The increase was due to a $3.6 million, or 5.2%, increase in the average balance of loans to $73.5 million in 2008 from $69.9 million in 2007.  The average yield on loans decreased to 5.67% in 2008 from 5.74% in 2007.  Interest income from securities, including available for sale and held to maturity, increased $206,000, or 38.3%, to $744,000 for the six months ended June 30, 2008, from $538,000 for the six months ended June 30, 2007.  The average balance of securities increased to $28.0 million in 2008 when compared to $22.0 million in 2007.  The  average yield on securities increased by 43 basis points  to 5.32% for the six months ended June 30, 2008, when compared to 4.89% for the same period in 2007.  Interest income from other interest-earning assets increased $7,000, or 25.0%, to $35,000 for the six months ended June 30, 2008 when compared to $28,000 for the six months ended June 30, 2007.  The average balance of other interest earning assets increased to $3.2 million during the six months ended June 30, 2008, when compared to $1.4 million during the six months ended in June of 2007, partially offset by a decrease in the average yield. The average yield on other interest earning assets was 2.2% for the six months ended June 30, 2008 when compared to 4.0% for the same period in 2007.

Interest Expense. Total interest expense increased by $62,000, or 4.2%, to $1.6 million for the six months ended June 30, 2008, from $1.5 million for the six months ended June 30, 2007.  The interest expense on interest-bearing deposits decreased by $2,000, or 0.2%, in 2008.  The decrease in the average cost of interest-bearing deposits was due to a decrease in the average cost of interest-bearing deposits to 3.23% from 3.49%, reflecting a decrease in market interest rates between the comparable periods.  The decrease in the average cost of interest-bearing deposits was partially offset by an increase in the average balance of interest-bearing deposits to $63.6 million in 2008 from $59.1 million in 2007.  The interest expense on borrowed money increased by $64,000, or 13.9%, to $525,000 in the 2008 period from $461,000 in the comparable 2007 period.  The increase in interest expense on borrowed money was due to an increase of $6.2 million in the average balance of borrowed money to $27.9 million in 2008 from $21.7 million in 2007, partially offset by a decrease of 49 basis points in the cost of borrowed money to 3.76% in 2008 from 4.25% in 2007.

Net Interest Income. Net interest income increased $227,000, or 21.0%, to $1.3 million for the six months ended June 30, 2008 from $1.1 million for the six months ended June 30, 2007.  Our interest rate spread increased to 2.08% in 2008 from 1.82% in 2007, reflecting a decrease of 30 basis points in the cost of our interest-bearing liabilities that exceeded a decrease of 4 basis points in the yield on interest-earning assets.  Our net interest margin increased to 2.50% from 2.32%.

Provision for Loan Losses.  Based on our evaluation, we recorded provision for loan losses of $35,000 for the six months ended June 30, 2008, and $51,000 for the six months ended June 30, 2007.  We had $21,000 charge-offs during the six months ended June 30, 2008 and no charge-offs during the six months ended June 30, 2007.  We used the same methodology and generally similar assumptions in assessing the allowance for both periods.  The allowance for loan losses was $201,000 or 0.27% of gross loans outstanding at June 30, 2008, as compared with $187,000, or 0.26% of gross loans outstanding at December 31, 2007, and $187,000, or 0.26% of gross loans outstanding at June 30, 2007.  The level of the allowance is based on estimates, and the ultimate losses may vary from the estimates.

Non-interest Income.  Non-interest income decreased by $9,000, or 12.5%, to $63,000 for the six months ended June 30, 2008, as compared to $72,000 for the six months ended June 30, 2007.  The decrease in non-interest income was primarily due to a decrease of $10,000 in income from gains on sale of securities available for sale.  There was no income from sales of securities available for sale for the six months ended June 30, 2008, as compared to $10,000 for the same period in 2007.

Non-interest Expenses. Non-interest expenses were $1.2 million and $1.0 million for the six months ended June 30, 2008 and 2007, respectively, representing an increase of $172,000, or 16.7%. The increase in non-interest expenses was due to increases of $78,000 in salary and employee benefits, $27,000 in equipment expense, $17,000 in occupancy expense, $11,000 in advertising expense and $ 39,000 in miscellaneous expense.

LINCOLN PARK BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Six Months Ended June 30, 2008 and 2007 (Cont’d.)

Salaries and employee benefits increased by $78,000, or 17.0%, to $536,000 in 2008 from $458,000 in 2007.  The increase was due to an addition of full time personnel in general and also to staff the Montville branch, which opened in July 2007.  Equipment expenses increased by $27,000, or 21.3%, to $154,000 for the six months ended June 30, 2008, from $127,000 in the 2007 comparable period, primarily due to purchases of new equipment, upgrading and maintenance of software and other equipment.   Occupancy expense increased by $17,000, or 30.4%, to $73,000 for the six months ended June 30, 2008, from $56,000 for the 2007 comparable period.  Such increase was mainly due to the additional expense of the Montville branch.  Advertising expenses increased $11,000, or 44.0%, to $36,000 in 2008 from $25,000 in 2007 due to an effort to advertise more in our local community.  Miscellaneous expenses increased by $39,000, or 10.8%, to $399,000 for the six months ended June 30, 2008, when compared to $360,000 during the same 2007 period. This increase was primarily due to increases of $11,000 in consulting and other services, $20,000 in director fees, and $6,000 in legal fees.

Income Tax Expense. The provision for income taxes increased to $53,000 for the six months ended June 30, 2008 from $21,000 for the six months ended June 30, 2007.  The increase in the provision for income taxes was primarily due to an increase in income before income taxes of $62,000 to $134,000 for the six months ended June 30, 2008, as compared to $72,000 for the six months ended June 30, 2007.

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

We have emphasized the origination of fixed-rate mortgage loans for retention in our portfolio in order to maximize our net interest income.  We accept increased exposure to interest rate fluctuations as a result of our investment in such loans.  In a period of rising interest rates, our net interest rate spread and net interest income may be negatively affected.  In addition, we have sought to manage and mitigate our exposure to interest rate risks in the following ways:

●	We maintain moderate levels of short-term liquid assets. At June 30, 2008, our short-term liquid assets totaled $2.5 million;

●
We originate for portfolio adjustable-rate mortgage loans and adjustable home equity lines of credit.  At June 30, 2008, our adjustable-rate mortgage loans totaled $12.1 million and our adjustable home equity lines of credit totaled $5.6 million;

●
We attempt to increase the maturity of our liabilities as market conditions allow.  In particular, since 2004, we have emphasized intermediate- to long-term FHLB advances as a source of funds.  At June 30, 2008, we had $23.9 million of FHLB advances with terms to maturity of greater than three to thirteen years; and

●
We invest in securities with step-up rate features providing for increased interest rates prior to maturity according to a pre-determined schedule and formula.  However, these step-up rates may not keep pace with rising interest rates in the event of a rapidly rising rate environment.  In addition, these investments may be called at the option of the issuer.

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

The following table sets forth the Bank’s NPV as of March 31, 2008, the most recent date the Bank’s NPV was calculated.

Change in Interest Rates (basis points)	Net Portfolio Value			Net Portfolio Value as a Percentage of Present Value of Assets
	Estimated NPV	Amount of Change	Percent of Change	NPV Ratio	Change in Basis Points
	(Dollars in Thousands)
+200	$13,250	$(3,455)	(20.7)%	13.22%	(239) basis points
0	16,705	—	—	18.02	— basis points
-200	18,976	2,271	13.6	16.75	114 basis points

The table above indicates that at March 31, 2008 in the event of a 200 basis point decrease in interest rates, we would experience a 13.6% increase in net portfolio value.  In the event of a 200 basis point increase in interest rates, we would experience a 20.7% decrease in net portfolio value.

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

The primary sources of investing activity are lending and the purchase of securities.  Net loans amounted to $75.3 million and $73.1 million at June 30, 2008 and December 31, 2007, respectively.  Securities available for sale totaled $10.7 million at June 30, 2008 and $1.5 million December 31, 2007, respectively. Securities held to maturity totaled $30.7 million and $21.2 million at June 30, 2008 and December 31, 2007, respectively.  In addition to funding new loan production and securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans, mortgage-backed securities, and borrowings from FHLB.

Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits.  If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds.  At June 30, 2008, advances from the FHLB amounted to $39.7 million, and approximately $5.1 million borrowings are still available at the FHLB.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments.  At June 30, 2008, the Bank had outstanding commitments to originate loans of $755,000, standby letters of credit of $49,000, and unused lines of credit of $8.3 million.   Certificates of deposit scheduled to mature in one year or less at June 30, 2008, totaled $38.3 million.  Management believes that, based upon its experience and the Bank’s deposit flow history, a significant portion of such deposits will remain with the Bank.

The following table sets forth the Bank’s capital position at June 30, 2008, as compared to the minimum regulatory capital requirements:

					To Be Well
					Capitalized
					Under Prompt
			Minimum Capital		Corrective
	Actual		Requirements		Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Total Risk Based Capital
(to risk-weighted assets)	$11,444	18.55%	$4,936	8.00%	$6,170	10.00%

Tier 1 Capital
(to risk-weighted assets)	11,243	18.22%	2,468	4.00%	3,702	6.00%

Core (Tier 1) Capital
(to average total assets)	11,243	9.93%	4,528	4.00%	5,660	5.00%

Tangible Capital
(to average total assets)	11,243	9.93%	1,698	1.50%	-	-

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

ITEM 1A.	Risk Factors

Not applicable.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	a)	Not applicable

	b)	Not applicable

	c)	Information regarding the Company’s purchases of its equity securities (common stock) during the three months ended June 30, 2008 is summarized below:

	Total Number of Shares Purchased	Average Price Paid For Shares	Total Number of Shares Purchased Under a Publicly Announced Repurchase Plan	Maximum Number of Shares That May Yet Be Purchased Under Repurchase Plan
April 1-April 30	-	-	25,655	16,125
May 1- May 31	-	-	25,655	57,905
June 1- June 30	-	-	25,655	57,905

On August 27, 2007, the Company announced that its Board of Directors authorized a stock repurchase program to repurchase up to 41,780 shares.  On May 30, 2008, the Company announced that its Board of Directors authorized an increase in the repurchase program by 41,780 shares.  As of June 30, 2008, an additional 57,905 shares remains to be purchased under the program as revised.

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

LINCOLN PARK BANCORP

Date:	August 14, 2008	/s/ David G. Baker
David G. Baker
President and Chief Executive Officer

Date:	August 14, 2008	/s/ Nandini Mallya
Nandini Mallya
Vice President and Treasurer
(Chief Financial Officer)