Form 10-Q
period 2008-09-30
Lincoln Park Bancorp
filed 2008-11-14
CIK 1294206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

          The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,812,745 shares of common stock, par value $.01 per share, as of November 14, 2008.

LINCOLN PARK BANCORP AND SUBSIDIARY

PART I- FINANCIAL INFORMATION
ITEM 1. Financial Statements

LINCOLN PARK BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30, 2008	December 31, 2007

ASSETS	(In thousands, except for share and per share amounts)

Cash and amounts due from depository institutions	$1,331	$1,380
Interest-bearing deposits in other banks	3,828	1,121

Total cash and cash equivalents	5,159	2,501

Term deposits	100	295
Securities available for sale	10,359	1,521
Securities held to maturity, fair value $44,020 and $21,113, respectively	44,180	21,243
Loans receivable, net of allowance for loan losses of $296 and $187, respectively	75,539	73,085
Premises and equipment	1,558	1,584
Federal Home Loan Bank of New York stock, at cost	2,629	1,195
Interest receivable	642	523
Other assets	403	718

Total assets	$140,569	$102,665

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Non-interest bearing deposits	$3,396	$2,054
Interest bearing deposits	67,821	62,913
Total deposits	71,217	64,967

Advances from Federal Home Loan Bank of New York	55,024	23,552
Advance payments by borrowers for taxes and insurance	441	399
Other liabilities	729	601

Total liabilities	127,411	89,519

Stockholders’ equity:
Preferred stock; no par value; 1,000,000 shares authorized;
none issued or outstanding	—	—
Common stock; $.01 par value; 5,000,000 shares authorized;
1,851,500 shares issued; 1,812,745 and 1,825,845 shares, respectively, outstanding	19	19
Additional paid-in capital	7,612	7,558
Retained earnings	6,502	6,307
Unearned ESOP shares	(313)	(328)
Treasury stock; 38,755 and 25,655 shares, respectively, at cost	(289)	(200)
Accumulated other comprehensive loss	(373)	(210)

Total stockholders’ equity	13,158	13,146

Total liabilities and stockholders’ equity	$140,569	$102,665

See notes to consolidated financial statements.

LINCOLN PARK BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

	(In thousands, except for per share amounts)
Interest income:
Loans	$1,043	$1,072	$3,125	$3,079
Securities	681	273	1,425	811
Other interest-earning assets	19	16	54	42

Total interest income	1,743	1,361	4,604	3,932

Interest expense:
Deposits	457	573	1,485	1,601
Advances and other borrowed money	396	233	921	695

Total interest expense	853	806	2,406	2,296

Net interest income	890	555	2,198	1,636
Provision for loan losses	95	—	130	51

Net interest income after provision for loan losses	795	555	2,068	1,585

Non-interest income:
Fees and service charges	29	28	82	78
Loss on calls of securities held to maturity	—	—	(1)	—
Gains on sales of securities available for sale	2	6	2	16
Miscellaneous	7	8	18	19

Total non-interest income	38	42	101	113

Non-interest expenses:
Salaries and employee benefits	290	257	826	716
Net occupancy expense of premises	47	44	120	99
Equipment	88	98	242	225
Advertising	11	14	47	40
Legal expense	21	12	73	57
Audit and accounting	30	28	82	81
Federal insurance premium	3	2	7	5
Miscellaneous	165	141	460	403

Total non-interest expenses	655	596	1,857	1,626

Income before income taxes	178	1	312	72
Income taxes	58	(12)	111	8

Net income	$120	$13	$201	$64

Net income per common share:
Basic	$0.07	$0.01	$0.11	$0.04

Weighted average number of common shares and common stock equivalents outstanding:
Basic	1,762	1,788	1,766	1,788

Net income per common share:
Diluted	$0.07	$0.01	$0.11	$0.04

Weighted average number of common shares and common stock equivalents outstanding:
Diluted	1,762	1,788	1,766	1,788

See notes to consolidated financial statements.

LINCOLN PARK BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	(In thousands)
BALANCE -DECEMBER 31, 2006	$19	$7,485	$6,252	$(347)	$—	$(165)	$13,244

Comprehensive income:

Net Income for the nine months ended September 30, 2007			64				64

Other comprehensive income:

Unrealized holding loss on securities available for sale, net of deferred income taxes (benefit) of ($3)						(20)	(20)

Directors’ retirement plan, net of deferred taxes of $9						13	13

Total Comprehensive Income							57

ESOP Shares Released			(4)	15			11

Restricted stock earned		24					24

Stock options earned		28					28

Treasury stock purchased					(50)		(50)

BALANCE -SEPTEMBER 30, 2007	$19	$7,537	$6,312	$(332)	$(50)	$(172)	$13,314

BALANCE -DECEMBER 31, 2007	$19	$7,558	$6,307	$(328)	$(200)	$(210)	$13,146

Comprehensive income:

Net Income for the nine months ended September 30, 2008			201				201

Other comprehensive income:

Unrealized holding loss on securities available for sale net of deferred tax (benefit) of ($0)						(175)	(175)

Directors’ retirement plan, net of deferred taxes $8						12	12

Total Comprehensive Income							38

ESOP Shares Released			(6)	15			9

Restricted stock earned		27					27

Stock options earned		27					27

Treasury stock purchased					(89)		(89)

BALANCE -SEPTEMBER 30, 2008	$19	$7,612	$6,502	$(313)	$(289)	$(373)	$13,158

See notes to consolidated financial statements.

LINCOLN PARK BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income	$201	$64
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	61	55
Amortization and accretion, net	46	56
Gain on calls and sales of securities available for sale	(2)	(16)
Loss on calls of securities held to maturity	1	—
Provision for loan losses	130	51
Increase in interest receivable	(119)	(71)
Decrease (increase) in other assets	421	(42)
Deferred taxes	(114)	(14)
Increase (decrease) in accrued interest payable	92	(3)
Increase in other liabilities	52	71
ESOP shares committed to be released	9	11
Restricted stock earned	27	24
Stock options earned	27	28
Net cash provided by operating activities	832	214

Cash flows from investing activities:
Purchases of term deposits	—	(297)
Proceeds from maturities of term deposits	199	198
Purchase of securities available for sale	(10,628)	(371)
Principal repayments on securities available for sale	1,565	18
Proceeds from sale of securities available for sale	43	313
Purchases of securities held to maturity	(32,968)	(934)
Principal repayments on securities held to maturity	10,019	260
Net increase in loans receivable	(2,614)	(6,335)
Additions to premises and equipment	(35)	(807)
Purchase of Federal Home Loan Bank of New York stock	(1,962)	(215)
Redemption of Federal Home Loan Bank of New York stock	528	215
Net cash used in investing activities	(35,853)	(7,955)

Cash flows from financing activities:
Net increase in deposits	6,254	7,737
Proceeds from advances from Federal Home Loan Bank of New York	54,340	45,300
Repayments of advances from Federal Home Loan Bank of New York	(22,868)	(45,356)
Net increase in payments by borrowers for taxes and insurance	42	64
Purchase of treasury stock	(89)	(50)
Net cash provided by financing activities	37,679	7,695

Net increase (decrease) in cash and cash equivalents	2,658	(46)
Cash and cash equivalents - beginning	2,501	2,601

Cash and cash equivalents - ending	$5,159	$2,555

Supplemental information:
Cash paid during the period for:
Interest on deposits and borrowings	$2,314	$2,299
Income taxes	$17	$11

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

2. BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as well as instructions for Form 10-Q and Rule 10-01 of regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in stockholders’ equity and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 2008, are not necessarily indicative of the results which may be expected for the entire fiscal year.

3. NET INCOME PER COMMON SHARE

          Basic net income per common share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding, adjusted for unearned shares of the ESOP and unvested restricted stock awards. Diluted net income per common share is calculated by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding decreased by the number of common shares that are assumed to be repurchased with the proceeds from the exercise or conversion of the common stock equivalents, if dilutive, (treasury stock method) along with the assumed tax benefit from the exercise of non-qualified options. Shares issued and reacquired during any period are weighted for the portion of the period they were outstanding. During the three and nine months ended September 30, 2008, all 67,020 outstanding stock options and 15,715 non-vested shares of restricted stock were anti-dilutive. During the three and nine months ended September 30, 2007, all 67,020 outstanding stock options and 16,890 non-vested shares were anti-dilutive.

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

          Impaired loans. Loans included in the following table are those accounted for under SFAS 114, “Accounting by Creditors for Impairment of a Loan,” in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third party appraisals of the properties, or discounted cash flows based on the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balances less valuation allowance as determined under SFAS 114.

          Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a nonrecurring basis, such as long-lived assets measured at fair value for impairment assessment are reported utilizing Level 3 inputs.

LINCOLN PARK BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. FAIR VALUE DISCLOSURES (Continued)

          At September 30, 2008, the following table represents the fair value measurement on available for sale securities and impaired loans.

		Fair Value Measurements at Reporting Date Using
(In thousands)
Description	9/30/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$10,359	$244	$10,115	$—
Impaired Loans	269	—	—	269
Total	$10,628	$244	$10,115	$269

          The following summarizes activity related to impaired loans measured at fair value for the three and nine month periods ended September 30, 2008.

          Impaired Loans

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
	(In thousands)

Beginning balance	$345	$351
Additions	19	19
Payments and other credits	—	—
Reserve for loss	(95)	(101)
Ending Balance	$269	$269

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

LINCOLN PARK BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. DIRECTORS’ RETIREMENT PLAN

          Periodic expenses for the Company’s Directors’ retirement plan were as follows:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

		(In thousands)

Service Cost	$4	$3	$11	$7
Interest Cost	6	5	18	15
Past Service Liability	7	7	22	22
Total	$17	$15	$51	$44

7. STOCK OPTIONS AND AWARDS

          Under the Company’s Stock-Based Incentive Plan, stock options and restricted stock awards may be granted to outside directors and employees. At September 30, 2008 and December 31, 2007, options to purchase 67,020 shares of Company common stock were outstanding. Such options have an exercise price range of $7.00 to $9.00, a weighted average exercise price of $8.83, and at September 30, 2008, no intrinsic value and an average remaining life of 7.4 years. No options were granted, cancelled, forfeited, or exercised during the nine month periods ended September 30, 2008 and 2007.

          At September 30, 2008 and December 31, 2007, there were 15,715 and 15,786 shares, respectively, of restricted stock that had been granted, but were not yet vested. Theses shares had a weighted average grant date fair value of $8.62. During the nine month periods ended September 30, 2008, there were no grants of restricted shares and 71 shares of prior grants vested. During the nine month period ended September 30, 2007, there were no grants of restricted shares and 74 shares of prior grants vested. At September 30, 2008, unrecognized future compensation costs related to restricted stock awards aggregated approximately $116,000 and are expected to be expensed over the next 5.1 years.

8. RECENT ACCOUNTING PRONOUNCEMENTS

FAS -157-2

In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157,” that permits a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company, as permitted, has elected to defer the application of FAS 157 to non-financial items, and is currently evaluating the impact, if any, that the adoption of FSP 157-2 will have on the Company’s future consolidated financial statements.

LINCOLN PARK BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

FAS - 157-3

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to our September 30, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially affect our results of operations or financial condition as of and for the periods ended September 30, 2008.

SAB 109

Staff Accounting Bulletin No. 109 (SAB 109), “Written Loan Commitments Recorded at Fair Value Through Earnings” expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff’s views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, “Application of Accounting Principles to Loan Commitments.” Specifically, the SAB revises the SEC staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff’s views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. SAB 109 did not have a material impact on our consolidated financial statements.

SAB 110

Staff Accounting Bulletin No. 110 (SAB 110) amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 is effective January 1, 2008. SAB 110 did not have a material impact on our consolidated financial statements.

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

EITF 06-11

In June 2007, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on non-vested equity shares, non-vested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007. EITF 06-11 did not have an impact on our consolidated financial statements.

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

Recent Developments

There have been significant disruptions in the U.S. and international financial system during the period covered by this report. In response to the financial crises affecting the overall banking system and financial markets in the United States, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. Under the EESA, the United States Treasury Department (“Treasury”) has authority, among other things, to purchase mortgages, mortgage backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, the Treasury announced the Troubled Asset Relief Program (“TARP”)--Capital Purchase Program, pursuant to which the Treasury intends to make preferred stock investments in participating financial institutions that will qualify as Tier I capital. In conjunction with the purchase of preferred stock, which will yield 5% for the first five years that it is outstanding, and 9% thereafter, until it is redeemed, the Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. The Capital Purchase Program also has other terms and conditions, including limitations of cash dividends, restrictions on treasury stock repurchases and executive compensation limitations.

The Company has applied for the maximum amount of additional capital allowed under the program based on the Company’s level of total risk-weighted assets. The Company’s application to participate in the program is subject to approval from the Treasury.

In addition, the Federal Deposit Insurance Corporation (“FDIC”) has implemented a Temporary Liquidity Guarantee Program. The Temporary Liquidity Guarantee Program has two primary components: the Debt Guarantee Program, by which the FDIC will guarantee the payment of certain newly-issued senior unsecured debt, and the Transaction Account Guarantee Program, by which the FDIC will guarantee certain noninterest-bearing transaction accounts. The Company and the Bank, by regulation, are automatically participating in the Temporary Liquidity Guarantee Program through December 5, 2008.

The Company has carefully evaluated each of these two programs. The Company does not have any unsecured debt at September 30, 2008, and therefore does not believe that it qualifies to participate in the Debt Guarantee Program, and anticipates that it will formally “opt-out” of the Debt Guarantee Program by December 5, 2008. The Bank intends to continue to participate in the Transaction Account Guarantee Program providing unlimited federal deposit insurance to certain noninterest-bearing transaction accounts held at the Bank. The cost of continuing to participate in the Transaction Account Guarantee Program is not expected to have a significant impact on the operations of the Company.

LINCOLN PARK BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments (Cont’d)

The FDIC insures deposits at FDIC insured financial institutions up to certain limits. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund. The FDIC has proposed an increase in the assessment rate schedule for the first quarter of 2009 that would increase deposit insurance premiums by 7 basis points (to a range from 12 to 50 basis points) for the first quarter of 2009. The proposed rule would also alter the way the Federal Deposit Insurance Corporation calculates federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter.

Under the proposed rule, the FDIC would first establish an institution’s initial base assessment rate. This initial base assessment rate would range, depending on the risk category of the institution, from 10 to 45 basis points. The FDIC would then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustments to the initial base assessment rate would be based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate would range from 8 to 77.5 basis points of the institution’s deposits.

As a result of these measures, it is likely that the premiums the Bank pays for FDIC insurance will increase, which would adversely affect net income. The impact of such measures cannot be assessed at this time.

The actions described above, together with additional actions announced by the Treasury and other regulatory agencies, continue to develop. It is not clear at this time what impact EESA, TARP, other liquidity and funding initiatives of the Treasury and other bank regulatory agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the financial markets and the financial services industry. The extreme levels of volatility currently being experienced could continue to effect the U.S. banking industry and the broader U.S. and global economies, which will have an affect on all financial institutions, including the Company.

Comparison of Financial Condition at September 30, 2008 and December 31, 2007

          Our total assets increased by $37.9 million, or 36.9%, to $140.6 million at September 30, 2008, from $102.7 million at December 31, 2007. At September 30, 2008, the level of cash and cash equivalents increased $2.7 million or 106.3% to $5.2 million. Term deposits decreased $195,000 to $100,000 at September 30, 2008 as compared to $295,000 at December 31, 2007. The decrease in term deposits was due to the maturities of two certificates of deposit.

          Securities available for sale increased by $8.8 million or 581.1% to $10.4 million at September 30, 2008, from $1.5 million at December 31, 2007. The increase was due to purchases of Collateralized Mortgage Obligations (CMOs) of $10.6 million, offset by maturities of $1.0 million of U.S. Government Agency step-up bonds and principal repayments of $565,000. Securities held to maturity increased by $22.9 million or 108.0% to $44.2 million at September 30, 2008 compared to $21.2 million at December 31, 2007. During the nine months ended September 30, 2008, purchases of Collateralized Mortgage Obligations amounted to $33.0 million, maturities and calls on securities held to maturity amounted to $8.8 million and repayments on securities held to maturity amounted to $1.2 million. The increased securities balances were funded by increased deposits and advances from the FHLB.

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

LINCOLN PARK BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition at September 30, 2008 and December 31, 2007 (Cont’d.)

          Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by increases or decreases in interest rates, lower market prices for securities and lower investor demand. Our securities portfolio is evaluated for other-than-temporary impairment on at least a quarterly basis. If this evaluation shows an impairment to cash flow connected with one or more securities, a potential loss to earnings may occur.

          Loans receivable amounted to $75.5 million and $73.1 million at September 30, 2008 and December 31, 2007, respectively, representing an increase of $2.5 million or 3.4%. The increase in loans resulted primarily from increases of $1.1 million in loans secured by one to four family residential mortgages, $600,000 in home equity loans and $1.2 million in home equity lines of credit. The increase in loans receivable was funded by increases in deposits.

          Federal Home Loan Bank of New York (“FHLB”) stock increased $1.4 million to $2.6 million at September 30, 2008, from $1.2 million at December 31, 2007. Purchase of FHLB stock amounted to $2.0 million and redemption of FHLB stock amounted to $528,000. The increased level of FHLB stock owned is due to the increased level of FHLB advances outstanding.

          Other assets decreased $315,000 or 43.9% to $403,000 at September 30, 2008 from $718,000 at December 31, 2007. The decrease was primarily due to the closing of a loan in the amount of $270,000, that was originated and disbursed to an attorney in December of 2007, but closed in January of 2008.

          Total deposits increased $6.3 million or 9.6% to $71.2 million at September 30, 2008 from $65.0 million at December 31, 2007. The increase in deposits was due to a management decision to be more competitive with deposit rates.

          Advances from FHLB increased $31.5 million or 133.6% to $55.0 million at September 30, 2008 compared to $23.6 million at December 31, 2007. At September 30, 2008, advances of $16.2 million were convertible advances with call features. The proceeds from new advances were primarily used to fund the purchase of securities.

          Stockholders’ equity increased by $12,000 or 0.1% to $13.16 million at September 30, 2008 from $13.15 million at December 31, 2007, reflecting net income of $201,000 for the nine months ended September 30, 2008, and the amortization of $63,000 for ESOP shares, restricted stock shares, and stock options earned, for the nine months ended September 30, 2008. Partially offsetting these increases was a comprehensive loss of $163,000, which primarily represented unrealized losses on available for sale securities, and $89,000 for the purchase of treasury stock.

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

LINCOLN PARK BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended September 30, 2008 and 2007

          General. Net income increased by $107,000, or 823.1%, to $120,000 for the three months ended September 30, 2008, from $13,000 for the three months ended September 30, 2007. The increase in net income reflects primarily an increase in total interest income partially offset by increases in total interest expense, provision for loan losses, non-interest expenses, and income taxes.

          Interest Income. Interest income increased $382,000, or 28.1%, to $1.7 million for the three months ended September 30, 2008, from $1.4 million for the three months ended September 30, 2007. Interest income from loans decreased by $29,000, or 2.7%, for the three months ended September 30, 2008. The decrease was due to a $1.0 million, or 1.4%, increase in the average balance of loans to $74.5 million during the three months ended September 30, 2008 from $73.4 million for the three months ended September 30, 2007, offset by a decrease in the average yield to 5.60% from 5.84%. Interest income from securities, including available for sale and held to maturity, increased $408,000, or 149.5%, to $681,000 for the three months ended September 30, 2008, from $273,000 for the three months ended September 30, 2007. The average yield on these securities increased to 5.76% for the three months ended September 30, 2008 as compared to 4.98% for the three months ended September 30, 2007. The average balance of securities was $47.3 million during the three months ended September 30, 2008 as compared to $21.9 million for the three months ended September 30, 2007. Interest income from other interest-earning assets increased $3,000, or 18.8%, to $19,000 for the three months ended September 30, 2008, from $16,000 for the three months ended September 30, 2007 due to an increase in the average balance of other interest-earning assets to $4.5 million in 2008 from $1.5 million in 2007, offset by a decrease in the average yield to 1.69 % in 2008 from 3.99% in 2007.

          Interest Expense. Total interest expense increased $47,000, or 5.8%, to $853,000 for the three months ended September 30, 2008, from $806,000 for the three months ended September 30, 2007. The interest expense on interest-bearing deposits decreased by $116,000 or 20.2% to $457,000 for the quarter ended September 30, 2008, compared to $573,000 in the comparable 2007 period. The decrease in interest expense on interest bearing deposits resulted from a decrease in the average cost to 2.72% for the three months ended September 30, 2008 from 3.61% for the 2007 comparable period. The average balance of interest bearing deposits increased by $4.1 million to $67.3 million for the quarter ended September 30, 2008, from $63.2 million for the quarter ended September 30, 2007.

          The interest expense on borrowed money increased by $163,000, or 70.0%, to $396,000 in the 2008 period from $233,000 in the comparable 2007 period. The increase was due to an increase of $23.8 million in the average balance of borrowed money to $45.1 million in the 2008 period from $21.3 million in the 2007 period, offset by a decrease in the cost of borrowed money to 3.51% in 2008 from 4.38% in 2007.

          Net Interest Income. Net interest income increased $335,000, or 60.4%, to $890,000 for the three months ended September 30, 2008 from $555,000 for the three months ended September 30, 2007. Our interest rate spread increased to 2.52% in 2008 from 1.81% in 2007, reflecting a 78 basis points decrease in the cost of our total interest bearing liabilities that exceeded a 7 basis points decrease in the yield on our interest-earning assets. Our net interest margin increased to 2.85% from 2.30%.

          Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.

LINCOLN PARK BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended September 30, 2008 and 2007 (Cont’d.)

          Based on our evaluation of these factors, a provision of $95,000 for loan losses was required for the three months ended September 30, 2008. There was no allowance for the three months ended September 30, 2007. We had no charge offs during the three month periods ending September 30, 2008 and 2007. We used the same methodology and generally similar assumptions in assessing the allowance for both periods. The allowance for loan losses was $296,000 or 0.39% of gross loans outstanding at September 30, 2008, as compared with $201,000, or 0.27% of gross loans outstanding at June 30, 2008, and $187,000, or 0.25% of gross loans outstanding at September 30, 2007. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

          Non-interest Income. Non-interest income decreased by $4,000, or 9.52%, to $38,000 for the three months ended September 30, 2008 as compared to $42,000 for the three months ended September 30, 2007. This decrease was primarily due to a decrease of $4,000 in income from gains on sale of securities available for sale. There was a gain of $2,000 in available for sale securities for the three months ending September 30, 2008, as compared to $6,000 for the same period in 2007.

          Non-interest Expenses. Non-interest expenses were $655,000 and $596,000 for the three months ended September 30, 2008 and 2007, respectively, representing an increase of $59,000 or 9.9%. The increase in non-interest expenses was primarily due to increases of $33,000 in salaries and employee benefit expenses and $24,000 in miscellaneous expenses.

          Salary and employee benefits increased by $33,000, or 12.8%, to $290,000 for the three months ended September 30, 2008, from $257,000 in the 2007 comparable period. The increase was due to an addition of full time personnel in general.

          Miscellaneous expense increased by $24,000, or 17.0%, to $165,000 for the three months ended September 30, 2008, from $141,000 in the 2007 comparable period. The increase was mainly due to increases in consulting and other services and director fees.

          Income Tax Expense. The provision for income taxes increased to $58,000 for the three months ended September 30, 2008, from a benefit of $12,000 for the three months ended September 30, 2007. The increase in the provision for income taxes was primarily due to an increase of $177,000 in income before income taxes to $178,000 for the three months ended September 30, 2008, as compared to $1,000 for the three months ended September 30, 2007.

Comparison of Operating Results for the Nine Months Ended September 30, 2008 and 2007

          General. Net income increased $137,000, or 214.1%, to $201,000 for the nine months ended September 30, 2008, compared to $64,000 for the same 2007 period. The increase in net income during the 2008 period resulted primarily from an increase in total interest income, partially offset by increases in total interest expense, provision for loan losses, non-interest expense, and income taxes.

          Interest Income. Interest income increased $672,000, or 17.1%, to $4.6 million for the nine months ended September 30, 2008, from $3.9 million for the nine months ended September 30, 2007. The increase in interest income was primarily due to increases of $614,000 in interest income from securities and $46,000 in interest income from loans.

LINCOLN PARK BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Nine Months Ended September 30, 2008 and 2007 (Cont’d)

          Interest income from loans increased by $46,000, or 1.5%, to $3.13 million for the nine months ended September 30, 2008, from $3.08 million for the same 2007 period. The increase was due to a $2.8 million, or 3.9%, increase in the average balance of loans to $73.8 million in 2008 from $71.1 million in 2007. The average yield on loans decreased to 5.64% in 2008 from 5.78% in 2007. Interest income from securities, including available for sale and held to maturity, increased $614,000, or 75.7%, to $1.4 million for the nine months ended September 30, 2008, from $811,000 for the nine months ended September 30, 2007. The average balance of securities increased to $34.5 million in 2008 when compared to $22.0 million in 2007. The average yield on securities increased by 59 basis points to 5.51% for the nine months ended September 30, 2008, when compared to 4.92% for the same period in 2007. Interest income from other interest-earning assets increased $12,000, or 28.6%, to $54,000 for the nine months ended September 30, 2008 when compared to $42,000 for the nine months ended September 30, 2007. The average balance of other interest earning assets increased to $3.6 million during the nine months ended September 30, 2008, when compared to $1.4 million during the nine months ended in September of 2007, partially offset by a decrease in the average yield. The average yield on other interest earning assets was 2.00% for the nine months ended September 30, 2008 when compared to 3.90% for the same period in 2007.

          Interest Expense. Total interest expense increased by $110,000, or 4.8%, to $2.4 million for the nine months ended September 30, 2008, from $2.3 million for the nine months ended September 30, 2007. The interest expense on interest-bearing deposits decreased by $116,000, or 7.2%, in 2008. The decrease in the interest expense on the interest-bearing deposits was due to a decrease in the average cost to 3.07% from 3.53%, reflecting a decrease in market interest rates between the comparable periods. The decrease in the average cost of interest-bearing deposits was partially offset by an increase in the average balance of interest-bearing deposits to $64.5 million in 2008 from $60.5 million in 2007. The interest expense on borrowed money increased by $226,000, or 32.5%, to $921,000 in the 2008 period from $695,000 in the comparable 2007 period. The increase in interest expense on borrowed money was due to an increase of $12.1 million in the average balance of borrowed money to $33.7 million in 2008 from $21.6 million in 2007, partially offset by a decrease of 66 basis points in the cost of borrowed money to 3.64% in 2008 from 4.30% in 2007.

          Net Interest Income. Net interest income increased $562,000, or 34.4%, to $2.2 million for the nine months ended September 30, 2008 from $1.6 million for the nine months ended September 30, 2007. Our interest rate spread increased to 2.22% in 2008 from 1.82% in 2007, reflecting a decrease of 46 basis points in the cost of our interest-bearing liabilities that exceeded a decrease of 6 basis points in the yield on interest-earning assets. Our net interest margin increased to 2.62% from 2.31%.

          Provision for Loan Losses. Based on our evaluation, we recorded provision for loan losses of $130,000 for the nine months ended September 30, 2008, and $51,000 for the nine months ended September 30, 2007. We had $21,000 in charge-offs during the nine months ended September 30, 2008 and no charge-offs during the nine months ended September 30, 2007. We used the same methodology and generally similar assumptions in assessing the allowance for both periods. The allowance for loan losses was $296,000 or 0.39% of gross loans outstanding at September 30, 2008, as compared with $187,000, or 0.26% of gross loans outstanding at December 31, 2007, and $187,000, or 0.25% of gross loans outstanding at September 30, 2007. The level of the allowance is based on estimates, and the ultimate losses may vary from the estimates.

          Non-interest Income. Non-interest income decreased by $12,000, or 10.6%, to $101,000 for the nine months ended September 30, 2008, as compared to $113,000 for the nine months ended September 30, 2007. The decrease in non-interest income was primarily due to a decrease of $14,000 in income from gains on sale of securities available for sale. There was a gain of $2,000 in income from sales of securities available for sale for the nine months ended September 30, 2008, as compared to $16,000 for the same period in 2007.

LINCOLN PARK BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Nine Months Ended September 30, 2008 and 2007 (Cont’d.)

            Non-interest Expenses. Non-interest expenses were $1.9 million and $1.6 million for the nine months ended September 30, 2008 and 2007, respectively, representing an increase of $231,000, or 14.2%. The increase in non-interest expenses was primarily due to increases of $110,000 in salary and employee benefits, $17,000 in equipment expense, $21,000 in occupancy expense, $16,000 in legal expense, $7,000 in advertising expense and $57,000 in miscellaneous expense.

            Salaries and employee benefits increased by $110,000, or 15.4%, to $826,000 in 2008 from $716,000 in 2007. The increase was due to an addition of full time personnel in general. Equipment expenses increased by $17,000, or 7.6%, to $242,000 for the nine months ended September 30, 2008, from $225,000 in the 2007 comparable period, primarily due to purchases of new equipment, upgrading and maintenance of software and other equipment. Occupancy expense increased by $21,000, or 21.2%, to $120,000 for the nine months ended September 30, 2008, from $99,000 for the 2007 comparable period. Such increase was mainly due to the additional expense of the Montville branch. Advertising expenses increased $7,000, or 17.5%, to $47,000 in 2008 from $40,000 in 2007 due to an effort to advertise more in our local community. Legal fees increased by $16,000 to $73,000 for the nine months ended September 30, 2008, from $57,000 for the 2007 comparable period. This increase was primarily due to costs incurred to defend against a legal action brought by Donald Hom, former President of Lincoln Park Savings. Miscellaneous expenses increased by $57,000, or 14.1%, to $460,000 for the nine months ended September 30, 2008, when compared to $403,000 during the same 2007 period. This increase was primarily due to increases in consulting and other services and director fees.

            Income Tax Expense. The provision for income taxes increased to $111,000 for the nine months ended September 30, 2008 from $8,000 for the nine months ended September 30, 2007. The increase in the provision for income taxes was primarily due to an increase in income before income taxes of $240,000 to $312,000 for the nine months ended September 30, 2008, as compared to $72,000 for the nine months ended September 30, 2007.

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

            We have emphasized the origination of fixed-rate mortgage loans for retention in our portfolio in order to maximize our net interest income. We accept increased exposure to interest rate fluctuations as a result of our investment in such loans. In a period of rising interest rates, our net interest rate spread and net interest income may be negatively affected. In addition, we have sought to manage and mitigate our exposure to interest rate risks in the following ways:

●	We maintain moderate levels of short-term liquid assets. At September 30, 2008, our short-term liquid assets totaled $5.2 million;

●	We originate for portfolio adjustable-rate mortgage loans and adjustable home equity lines of credit. At September 30, 2008, our adjustable-rate mortgage loans totaled $11.5 million and our adjustable home equity lines of credit totaled $6.0 million;

LINCOLN PARK BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management of Market Risk (Cont’d)

●
We attempt to increase the maturity of our liabilities as market conditions allow. In particular, since 2004, we have emphasized intermediate- to long-term FHLB advances as a source of funds. At September 30, 2008, we had $40.5 million of FHLB advances with terms to maturity of greater than three to thirteen years. The following table sets forth the Bank’s advances from the Federal Home Loan Bank of New York, grouped by maturity date at September 30, 2008:

	Amount	Weighted Average Rate
	(In thousands)

One year or less	8,516	2.72%
One year through three years	6,035	4.00%
Three years through five years	21,951	3.88%
Over five years	18,521	3.57%
Total	55,023	3.61%

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

LINCOLN PARK BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management of Market Risk (Cont’d)

          The following table sets forth the Bank’s NPV as of June 30, 2008, the most recent date the Bank’s NPV was calculated.

Change in		Net Portfolio Value		Net Portfolio Value as a Percentage
Interest Rates				of Present Value of Assets
(basis points)
	Estimated NPV	Amount of Change	Percent of Change	NPV Ratio	Change in Basis Points
			(Dollars in Thousands)
+200	$14,965	$(2,613)	(14.87)%	12.91%	(142) basis points
0	17,578	—	—	14.33	— basis points
-200	18,981	1,403	7.98	14.74	41 basis points

          The table above indicates that at June 30, 2008 in the event of a 200 basis point decrease in interest rates, we would experience a 7.98% increase in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience a 14.87% decrease in net portfolio value.

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

Liquidity and Capital Resources (Cont’d)

          The Bank’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities.

          The primary sources of investing activity are lending and the purchase of securities. Net loans amounted to $75.5 million and $73.1 million at September 30, 2008 and December 31, 2007, respectively. Securities available for sale totaled $10.4 million at September 30, 2008 and $1.5 million at December 31, 2007, respectively. Securities held to maturity totaled $44.2 million and $21.2 million at September 30, 2008 and December 31, 2007, respectively. In addition to funding new loan production and securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans, mortgage-backed securities, and borrowings from FHLB.

          Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At September 30, 2008, advances from the FHLB amounted to $55.0 million, and approximately $3.2 million of additional borrowings are still available at the FHLB. The Bank used borrowed funds available through the Federal Home Loan Bank of New York at low interest rates, primarily to purchase government agency backed collateralized mortgage obligations offered at profitable rates. By matching the terms of borrowing to the expected average life of the securities, the Bank is able to manage the interest rate risk more effectively in the present market. The yield from these securities allows the Bank to pursue its income projection plan, even as the market for loans deteriorates.

          The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At September 30, 2008, the Bank had outstanding commitments of $1.3 million to originate loans, standby letters of credit of $49,000, and unused lines of credit of $8.3 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2008, totaled $38.5 million. Management believes that, based upon its experience and the Bank’s deposit flow history, a significant portion of such deposits will remain with the Bank.

          The following table sets forth the Bank’s capital position at September 30, 2008, as compared to the minimum regulatory capital requirements:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Total Risk Based Capital
(to risk-weighted assets)	$11,686	17.88%	$5,227	8.00%	$6,534	10.00%

Tier 1 Capital
(to risk-weighted assets)	11,390	17.43%	2,614	4.00%	3,921	6.00%

Core (Tier 1) Capital
(to average total assets)	11,390	8.86%	5,140	4.00%	6,425	5.00%

Tangible Capital
(to average total assets)	11,390	8.86%	1,927	1.50%	—	—

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

ITEM 1A. Risk Factors

Not applicable.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable

b)	Not applicable

c)	Information regarding the Company’s purchases of its equity securities (common stock) during the three months ended September 30, 2008 is summarized below:

	Total Number of Shares Purchased	Average Price Paid For Shares	Total Number of Shares Purchased Under a Publicly Announced Repurchase Plan	Maximum Number of Shares That May Yet Be Purchased Under Repurchase Plan
July 1- July 31	—	—	25,655	57,905
August 1- August 31	13,100	$ 6.80	38,755	44,805
September 1- September 30	—	—	38,755	44,805

On August 27, 2007, the Company announced that its Board of Directors authorized a stock repurchase program to repurchase up to 41,780 shares. On May 30, 2008, the Company announced that its Board of Directors authorized an increase in the repurchase program by 41,780 shares. As of September 30, 2008, an additional 44,805 shares remains to be purchased under the program as revised.

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

LINCOLN PARK BANCORP

Date:	November 14, 2008	/s/ David G. Baker
David G. Baker
President and Chief Executive Officer

Date:	November 14, 2008	/s/ Nandini Mallya
Nandini Mallya
Vice President and Treasurer
(Chief Financial Officer)