Form 10-K
period 2008-12-31
Lincoln Park Bancorp
filed 2009-03-31
CIK 1294206

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2008
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to ______________________

Commission File Number: 000-51078

Lincoln Park Bancorp
(Exact name of registrant as specified in its charter)

Federal	61-1479859
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

31 Boonton Turnpike, Lincoln Park, New Jersey	07035
(Address of Principal Executive Offices)	Zip Code

(973) 694-0330
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐   NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐   NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES ☒   NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES ☐   NO ☒

As of March 19, 2009, there were issued and outstanding 1,803,245 shares of the Registrant’s Common Stock, including 999,810 shares owned by Lincoln Park Bancorp, MHC.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2008 was $4.8 million.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of Annual Report to Stockholders (Parts II and IV)
2.	Proxy Statement for the 2009 Annual Meeting of Stockholders of the Registrant (Part III)

Lincoln Park Bancorp
Annual Report on Form 10-K
For The Year Ended
December 31, 2008

Table of Contents

PART I
ITEM 1.    Business

Forward Looking Statements

This Annual Report contains certain “forward-looking statements” which may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.”  Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature.  These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, the effect of a dramatically slowing economy on our lending portfolio, the impact of the U.S. government’s economic stimulus program and its various financial institution rescue plans including TARP, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing products and services.

Lincoln Park Bancorp, MHC

Lincoln Park Bancorp, MHC is the federally chartered mutual holding company parent of Lincoln Park Bancorp.  Lincoln Park Bancorp, MHC is not currently engaged in any business other than holding the majority of the voting stock of Lincoln Park Bancorp.  The executive offices of Lincoln Park Bancorp, MHC, are located at 31 Boonton Turnpike, Lincoln Park, New Jersey 07035, and its telephone number is (973) 694-0330.  Lincoln Park Bancorp, MHC is subject to comprehensive regulation and examination by the Office of Thrift Supervision.  Lincoln Park Bancorp, MHC has applied for funds through the U.S. Treasury CPP program, but as of year end funding for MHC’s have not been authorized.

Lincoln Park Bancorp

Lincoln Park Bancorp is a federally chartered corporation which was organized in 2004 as part of the mutual holding company reorganization of Lincoln Park Savings Bank.  Our principal asset is our investment in Lincoln Park Savings Bank.  We are a majority owned subsidiary of Lincoln Park Bancorp, MHC.  In connection with the reorganization, which was completed on December 16, 2004, we sold 851,690 shares of our common stock and issued 999,810 shares to our mutual holding company parent.  The net proceeds from our stock offering totaled $7.8 million.  At December 31, 2008, Lincoln Park Bancorp had consolidated assets of $137.4 million, deposits of $73.0 million and stockholders’ equity of $13.1 million.  Lincoln Park Bancorp is subject to comprehensive regulation and examination by the Office of Thrift Supervision.

Lincoln Park Savings Bank

General

Lincoln Park Savings Bank (“Lincoln Park Savings” or the “Bank”) is a New Jersey chartered savings bank headquartered in Lincoln Park, New Jersey.  Lincoln Park Savings was originally founded in 1923.  In connection with and prior to the mutual holding company reorganization, Lincoln Park Savings Bank completed its conversion from a New Jersey chartered savings and loan association to a New Jersey chartered savings bank.  LPS Investment Company is the Bank’s wholly owned subsidiary.  LPS Investment Company was recently formed as an operating subsidiary of the Bank for the purpose of investing in stocks, bonds, mortgages, and other securities, limited to the types of securities in which the Bank is authorized to invest.  Lincoln Park Savings conducts business from its main office located at 31 Boonton Turnpike in Lincoln Park, New Jersey.  The telephone number at its main office is (973) 694-0330.  In July 2007, the Bank acquired the Montville, New Jersey branch location of another New Jersey savings institution.  The Bank acquired the building and furnishings and deposits of the location which totaled approximately $756,000 and $3,501,000, respectively.  In connection with the acquisition, the Bank recorded $52,500 in goodwill.  As of December 31, 2008, total deposits for the branch totaled $10.3 million.

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

Market Area

We primarily serve communities located in Morris and Passaic Counties, New Jersey.  Our primary market area is concentrated in the Borough of Lincoln Park and in contiguous towns in Morris and Passaic Counties.  During the past several years, the population and number of households in Morris and Passaic Counties have increased moderately.  Our market area is characterized by a high proportion of single family and two- to four-family houses.  This market has a diverse economy with a large number of small and medium-size business establishments as well as corporate headquarters for Fortune 500 companies.  The market area also serves as a bedroom community for nearby New York City as well as other nearby suburban areas in northern New Jersey and downstate New York.  The unemployment rate has increased in our market area but is lower than the national average.  Real estate values have also declined in our market area, although the decline has been less severe than in certain other areas.

Competition

We face intense competition within our market area both in making loans and attracting deposits.  Morris and Passaic Counties have a high concentration of financial institutions, including large money center and regional banks, community banks and credit unions.  Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking.  As of December 31, 2008 our market share of deposits represented less than 1% of deposits in each of Morris and Passaic Counties.

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

Recent Economic and Regulatory Developments

The United States economy entered a recession in the fourth quarter of 2007.  Throughout the course of 2008 and in the first quarter of 2009, economic conditions continued to worsen, due in large part to the fallout from the collapse of the sub-prime mortgage market. While we did not originate or invest in sub-prime mortgages, our lending business is tied, in large part, to the housing market.  Declines in home prices, increases in foreclosures and higher unemployment have adversely affected the credit performance of real estate-related loans, resulting in the write-down of asset values. The continuing housing slump also has resulted in reduced demand for the construction of new housing, further declines in home prices, and increased delinquencies on residential, commercial and construction mortgage loans, although our delinquencies have only increased moderately.  Further, the ongoing concern about the stability of the financial markets in general has caused many lenders to reduce or cease providing funding to borrowers. These conditions may also cause a further reduction in loan demand, and increases in our non-performing assets, net charge-offs and provisions for loan losses.

In response to the financial crises affecting the banking system and financial markets, the U.S. Congress has passed legislation and the U.S. Treasury has promulgated programs designed to purchase assets from, provide equity capital to, and guarantee the liquidity of the financial services industry.  The U.S. government continues to evaluate and develop various programs and initiatives designed to stabilize the financial and housing markets and stimulate the economy, including the U.S. Treasury’s recently announced financial stability plan and the recently announced foreclosure prevention program.  There can be no assurance that actions of the U.S. Government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets will achieve the intended effect.  In addition, new laws, regulations, and other regulatory changes will increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. Our FDIC insurance premiums have increased, and may continue to increase, because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. New laws, regulations, and other regulatory changes, along with negative developments in the financial services industry and the credit markets, may significantly affect the markets in which we do business, the markets for and value of our loans and investments, and our ongoing operations, costs and profitability.  See “Regulation” herein for additional information.

We own common stock of the Federal Home Loan Bank of New York. We hold this stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank of New York’s advance program.  There is no market for our Federal Home Loan Bank of New York common stock.  Recent published reports indicate that certain member banks of the Federal Home Loan Bank System may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels.  In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the Federal Home Loan Bank of New York, could be substantially diminished.  Consequently, we believe that there is a risk that our investment in Federal Home Loan Bank of New York common stock could be impaired at some time in the future.  If this occurs, it would cause our earnings and stockholders’ equity to decrease by the after-tax amount of the impairment charge.

Several Federal Home Loan Banks have suspended the payment of dividends.  Although the Federal Home Loan Bank of New York has continued to pay dividends through the fourth quarter of 2008, such dividends have been reduced and such dividends may be discontinued in the future.  The failure of the Federal Home Loan Bank of New York to pay dividends for any quarter will reduce our earnings during that quarter.

Lending Activities

Our principal lending activity has been the origination of first mortgage loans for the purchase or refinancing of one- to four-family residential real property.  We have historically retained all loans that we originate, although we will occasionally enter into loan participations.  One- to four-family residential real estate mortgage loans represented $45.9 million, or 61.5% of our total loan portfolio at December 31, 2008.  Consumer loans totaled $24.7 million, or 33.2% of the total loan portfolio at December 31, 2008, and consisted primarily of home equity loans and home equity lines of credit.  We also offer multi-family and commercial real estate loans and to a lesser extent construction loans.  Commercial real estate loans totaled $2.5 million, or 3.3% of the total loan portfolio at December 31, 2008.  On a limited basis, we originate consumer loans that are not secured by real estate, including automobile loans, deposit account loans and unsecured personal loans and lines of credit and small business term loans and lines of credit.  The present economic difficulties, has led to a drastic reduction in qualified loan applications.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated.

	At December 31,
	2008		2007
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Real estate loans:
One- to four-family	$45,876	61.46%	$46,584	63.71%
Multi-family	776	1.04	841	1.15
Commercial	2,465	3.30	1,721	2.35
Construction/ Land	70	0.09	388	0.54
Total real estate loans	49,187	65.89	49,534	67.75

Consumer loans:
Passbook or certificate	38	0.05	51	0.07
Home equity lines of credit	6,475	8.68	4,749	6.49
Home equity	17,819	23.87	17,642	24.13
Automobile	168	0.23	155	0.21
Personal secured	123	0.17	123	0.17
Personal unsecured	84	0.11	175	0.24
Overdraft line of credit	29	0.04	24	0.03
Total consumer loans	24,736	33.15	22,919	31.34

Commercial business loans	717	0.96	666	0.91

Total loans	74,640	100.00%	73,119	100.00%

Less:
Loans in process	—		—
Allowance for loan losses	301		187
Deferred loan (costs), net	(143)		(153)
	158		34
Total loans receivable, net	$74,482		$73,085

Maturity of Loan Portfolio.  The following table shows the remaining contractual maturity of our loans at December 31, 2008.  Mortgages which have adjustable interest rates or that have balloon repayment features are shown as maturing in the periods during which the contract is due. The table does not include the effect of possible prepayments or due on sale clauses.

	One- to four-family	Multi-family	Commercial real estate	Construction/ Land	Consumer	Commercial Business	Total
	(In Thousands)

One year or less	$147	$—	$—	$—	$352	$403	$902
After one year:
More than one to three years	54	—	—	70	439	50	613
More than three to five years	55	—	170	—	2,046	—	2,271
More than five to ten years	3,953	—	432	—	3,710	—	8,095
More than ten to twenty years	9,958	105	448	—	12,383	264	23,158
More than twenty years	31,709	671	1,415	—	5,806	—	39,601
Total due after one year	45,729	776	2,465	70	24,384	314	73,738
Total due	$45,876	$776	$2,465	$70	$24,736	$717	$74,640

Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth at December 31, 2008, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2009.  Adjustable- and floating-rate loans are included based on contractual maturities.

	Due After December 31, 2009
	Fixed	Adjustable	Total
	(In Thousands)

One- to four-family	$34,630	$11,099	$45,729
Multi-family	213	563	776
Commercial real estate	525	1,940	2,465
Construction/Land	70	—	70
Consumer	17,923	6,461	24,384
Commercial business	264	50	314

Total loans	$53,625	$20,113	$73,738

One- to Four-Family Residential Loans. Our primary lending activity consists of the origination of one- to four-family residential mortgage loans that are primarily secured by properties located in Morris and Passaic Counties.  At December 31, 2008, approximately $45.9 million, or 61.5% of our loan portfolio, consisted of one- to four-family residential loans.  Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the appraised value of the property.  However, we make first mortgage loans and second mortgage loans when we are the first lien holder with a loan-to-value ratio up to 85% for properties secured by one- to four-family residences located in our community reinvestment designated area.  Private mortgage insurance is not required on loans with a loan-to-value ratio in excess of 80% in conjunction with this program.  Fixed-rate loans are originated for terms of 15, 20, 25 and 30 years.  At December 31, 2008, our largest loan secured by one- to four-family real estate had a principal balance of $698,000 and was secured by a single-family residence.  This loan was performing in accordance with its terms.

We originate our fixed-rate loans in conformity with Freddie Mac guidelines.  However, our policy has been to retain in portfolio the fixed-rate loans we originate.

We also offer adjustable-rate mortgage loans for one- to four-family properties with an interest rate based on the United States Treasury index.  The interest rates on these loans adjust annually or every three years from the outset of the loan or adjust annually after a five-, seven- or ten-year initial fixed rate period.  We originated $1.9 million of adjustable-rate one- to four-family residential loans during the year ended December 31, 2008.  Our adjustable rate-mortgage loans provide for maximum rate adjustments of 200 basis points per adjustment, with a lifetime maximum rate of 600 basis points above the initial interest rate.  Our adjustable rate mortgage loans amortize over terms of up to 40 years.

Adjustable-rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower.  At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates.  Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents, and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates.  At December 31, 2008, $11.1 million or 24.2% of our one- to four-family residential loans had adjustable rates of interest.

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

Commercial and Multi-Family Real Estate Loans. At December 31, 2008, $2.5 million, or 3.3% of our total loan portfolio consisted of commercial real estate loans secured by mixed use properties (properties combining residential and commercial space), office buildings and other commercial properties. We have generally originated adjustable rate commercial real estate loans with interest rates that adjust every five years based upon the five year Federal Home Loan Bank of New York advance rate, and which amortize over periods up to 25 years.  The maximum loan-to-value ratio of our commercial real estate loans is 75%.  We expanded our product base in December of 2006 to offer commercial real estate loans with three and five year interest rate adjustments with rates tied to either the Wall Street Journal Prime Rate or the three or five year treasury securities, which amortize over periods up to 20 years.  We also introduced fixed rate commercial real estate loans with maximum amortized terms of 15 years and a limited Interest Only Mortgage with rates adjusting every 6 months tied to the Wall Street Journal Prime, with a maximum amortized term of 10 years and a maximum loan to value ratio of 60%.  At December 31, 2008, we had 11 commercial real estate loans with an average outstanding balance of $224,000.  At December 31, 2008, all of our loans secured by commercial real estate were performing in accordance with their terms. All commercial real estate loans are secured by properties located within Northern New Jersey.

Loans secured by multi-family real estate (other than mixed use properties listed above) totaled approximately $776,000 or 1.0%, of the total loan portfolio at December 31, 2008.  Multi-family real estate loans generally are secured by rental properties, including walk-up apartments.  At December 31, 2008, we had three multi-family loans with an average principal balance of $259,000, and the largest multi-family real estate loan had a principal balance of $563,000.  Two of our multi-family loans represent participation interests in loans originated by the New Jersey Thrift Institutions Community Investment Corporation.  These participation interests are secured by low and moderate income multi-family properties located in Wayne Township and in Paterson, New Jersey.  As of December 31, 2008, all of our loans secured by multi-family real estate loans were performing in accordance with their terms.  Multi-family real estate loans generally are offered with interest rates that adjust after three to five years and are tied to either the FHLB of New York advance rate, the Prime Rate as published in the Wall Street Journal or the three or five year treasury securities. Adjustable rate multi-family loans are originated for terms of up to 20 to 25 years, and fixed rate multi-family loans are originated on a limited basis and are for terms up to 15 years.

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

Consumer Loans.  We are authorized to make loans for a variety of personal and consumer purposes.  As of December 31, 2008, consumer loans totaled $24.7 million, or 33.2% of our total loan portfolio.  Our consumer loans consist primarily of home equity loans and home equity lines of credit.  Our procedure for underwriting consumer loans includes an assessment of the applicant’s credit history and ability to meet existing obligations and payments of the proposed loan, as well as an evaluation of the value of the collateral security, if any.

The largest component of our consumer loans consists of home equity loans and home equity lines of credit which totaled $24.3 million, or 32.5% of our total loan portfolio, as of December 31, 2008.  Home equity loans and home equity lines of credit are generally made for owner-occupied homes, and are secured by first or second mortgages on residences.  Home equity loans may have a term of up to 20 years, and are originated at a fixed rate of interest.  Home equity lines of credit are revolving lines of credit and have adjustable rates of interest.  We offer home equity loans and lines of credit up to $350,000.  At December 31, 2008, our home equity loans had an average balance of $80,000 and our home equity lines of credit had an average balance of $43,000.  Currently home equity loans and lines of credit have a maximum loan to value ratio of 75% (including any senior lien on the collateral property), although we will originate such loans with a loan-to-value ratio up to 85% within our community reinvestment designated area, provided Lincoln Park Savings has the first lien on the property securing the loan.  We currently offer home equity lines of credit with a draw period of 10 years and a repayment period of 20 years, and generally at rates tied to the prime interest rate as published in The Wall Street Journal.

Automobile loans accounted for $168,000 of our consumer loans at December 31, 2008.  Our automobile loans generally have terms that do not exceed five years and carry a fixed rate of interest.  Generally, automobile loans are made in amounts up to 85% of the purchase price on new vehicles, and up to 80% of the National Automobile Dealers Association retail value on used vehicles.  Collision and comprehensive insurance is required on all automobile loans.  We require a lien on the title to the vehicle securing the loan.

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

Construction/Land Loans.  At December 31, 2008, we had no construction loans.  At December 31, 2008, we had $70,000 in land loans. We currently offer adjustable-rate and fixed-rate residential construction loans for the construction of owner-occupied, single-family residences. These loans generally are offered to borrowers who have a contract for construction of a single family residence on property they own at the time of the loan origination.  Construction loans generally have terms of nine months to one year, but typically are structured to become permanent mortgage loans once construction is completed.  During the construction period, construction loans require the payment of interest only.  Construction loans will generally be made in amounts up to 80% of the appraisal value of the property.  Funds are disbursed in accordance with a schedule reflecting the completion of portions of the project.

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

Other Loans. We have authority to make secured and unsecured commercial business loans, and have closed four commercial loans to local small businesses.  We anticipate that commercial business lines of credit, as well as other commercial business loans, will continue to grow over the next several years as we increase our marketing of these products.  At December 31, 2008, our largest business line of credit consisted of a $810,000 loan secured by various pieces of property, with an outstanding balance of $229,000 at December 31, 2008.

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

The following table shows our loan origination, purchases, sales and repayment activities for the periods indicated.

	Years Ended December 31,
	2008	2007
	(In Thousands)

Beginning of period	$73,085	$67,451

Originations by Type:
Real estate mortgage:
One- to four-family	4,399	7,270
Multi-family	—	—
Commercial	895	—
Construction	350	—
Consumer:
Passbook or certificate	24	115
Home equity lines of credit	4,341	4,320
Home equity	5,000	6,572
Automobile	88	75
Personal secured/unsecured	19	81
Overdraft line of credit	132	110
Commercial Business	716	1,000
Total loans originated	15,964	19,543

Purchases:
Total purchases	—	—

Sales:
Total sales	—	—

Principal repayments	14,422	13,822
Total reductions	14,422	13,822

Decrease in other items, net	(145)	(87)
Net increase	1,397	5,634

Ending balance	$74,482	$73,085

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

Loans are placed on non-accrual status when they are contractually 90 days or more delinquent, unless management’s review of each specific loan is fully collectible.  When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received.  Loans are removed from non-accrual status when their delinquency status is reduced to less than 90 days.

Non-performing Loans. At December 31, 2008, $681,000 or 0.91% of our total loans were non-performing loans.

Non-performing Assets.  The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.  During the periods presented, we did not have any troubled debt restructurings.

	At December 31,
	2008	2007
	(Dollars in Thousands)
Non-accruing loans:
One- to four-family	$205	$246
Multi-family	—	—
Commercial real estate	—	—
Construction	—	—
Consumer – home equity loans/lines of credit	204	185
Consumer – other	—	—
Commercial business	—	—
Total	409	431

Accruing loans delinquent 90 days or more:
One- to four-family	41	—
Multi-family	—	—
Commercial real estate	—	—
Construction	—	—
Consumer – home equity loans/lines of credit	—	—
Consumer – other	2	21
Commercial business	229	—
Total	272	21

Foreclosed assets	—	—
	—
Total non-performing assets	$681	$452
Total as a percentage of total assets	0.50%	0.44%
Total as a percent of total loans	0.91%	0.62%
Allowance for loan loss related to non-performing loans	$147	$39

For the years ended December 31, 2008 and 2007, gross interest income which would have been recorded had our non-accruing loans been current in accordance with their original terms amounted to approximately $28,000 and $24,000, respectively.  Interest income recognized on these loans for the years ended December 31, 2008 and 2007, was approximately $1,000 and $10,000, respectively.

Other Loans of Concern.  At December 31, 2008, we had nine single-family loans with an aggregate balance of $1.9 million, and no consumer loans, with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with repayment terms of the loans and which may result in such loans being classified as non-performing.  These loans, which are over 30 days but less than 90 days delinquent, are placed on Lincoln Park Savings’ watch list and are closely monitored.

Delinquent Loans. The following table sets forth our loan delinquencies by type, by amount and by percentage of type at the dates indicated.

	At December 31, 2008				At December 31, 2007
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in Thousands)
Real estate mortgage:
One- to four-family	2	$649	2	$246	—	$—	2	$246
Multi- family	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—
Total real estate loans	2	649	2	246	—	—	2	246

Consumer:
Passbook or certificate	—	—	—	—	—	—	—	—
Home equity lines of credit	1	49	2	204	—	—	1	185
Home equity	1	322	—	—	—	—	—	—
Automobile	—	—	—	—	—	—	—	—
Personal unsecured	—	—	1	2	—	—	2	22
Overdraft line of credit	—	—	—	—	—	—	—	—
Total consumer loans	2	371	3	206	—	—	3	207

Commercial business	—	—	1	229	—	—	—	—
Total delinquent loans	4	$1,020	6	$681	—	$—	5	$453

Delinquent loans to total loans		1.37%		0.91%		—%		0.62%

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

On the basis of management’s review of our assets, at December 31, 2008 we had classified assets totaling $732,000, consisting of $732,000 classified as substandard and $0 classified as doubtful.  The substandard assets consist of three non-accrual loans totaling $409,000, secured by single family residential properties, two loans totaling $270,000 which were delinquent over 90 days and still accruing interest, one secured by single-family residential property and the other secured by various pieces of property, and one corporate bond that has sub-investment grade rating.  At December 31, 2008, none of our assets were classified as loss.

At December 31, 2008, we had classified $1.9 million of our mortgage and consumer loans as special mention.  These loans consist of seven mortgage loans and two home equity loans secured by single-family residential property.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations.  Not all classified assets constitute non-performing assets.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses which are both probable and reasonably estimable.  Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with general economic and real estate market conditions.  We utilize a two-tier approach: (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of our loan portfolio.  We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans.  Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers.  Specific loan loss allowances are established for identified losses based on a review of such information.  A loan evaluated for impairment is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  All loans identified as impaired are evaluated independently.  We do not aggregate such loans for evaluation purposes.  Loan impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.  General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management’s judgment.  The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans.  Loans which are determined to be uncollectible are charged against the allowance.  While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions.  The Company has changed its policy to reflect payments received on impaired loans that are subject to specific loan loss allowances to be applied to principal first and then subsequently to interest.  For all other loans, payments received will continue to be applied first to interest and then to principal.  The allowance for loan losses as of December 31, 2008 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable. This estimation is inherently subjective as it requires estimates and assumptions that are susceptible to significant revisions as more information becomes available. Although we believe that we have established the allowance at a level to absorb probable and estimable losses, future additions to the allowance for loan losses may be necessary if economic and other conditions in the future differ substantially from the current operating environment.

In addition, federal and state regulators, as an integral part of their examination process, periodically review our allowance for loan losses.  Such agencies may require that we recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Allowance for Loan Losses.  The following table analyzes changes in the allowance for the periods presented.  We had a recovery of $1,000 for the period ended December 31, 2008, and no recoveries for the period ended December 31, 2007.

	At or For the Years Ended December 31,
	2008	2007
	(Dollars in Thousands)

Balance at beginning of period	$187	$136

Total charge-offs	(22)	—

Total recoveries	1	—

Net charge-offs	(21)	—
Provision charged to operations	135	51
Ending balance	$301	$187

Ratio of non-performing assets to total assets at the end of period	0.50%	0.38%

Ratio of net charge-offs during the period to average loans outstanding during the period	0.03%	0.00%

Ratio of net charge-offs during the period to non-performing assets at the beginning of the period	4.65%	0.00%

Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the allowance for loan losses at the dates indicated.  The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2008			2007
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)

Real estate mortgage:
One- to four-family	$127	$45,876	61.46%	$91	$46,584	63.71%
Multi- family	4	776	1.04	4	841	1.15
Commercial	12	2,465	3.30	9	1,721	2.35
Construction/Land	—	70	0.09	2	388	0.53
Consumer:
Passbook or certificate	—	38	0.05	—	51	0.07
Home equity	45	17,819	23.87	44	17,642	24.13
Home equity lines of credit	105	6,475	8.68	30	4,749	6.49
Automobile	2	168	0.23	1	155	0.21
Personal secured/unsecured	1	207	0.28	3	298	0.41
Overdraft line of credit	—	29	0.04	—	24	0.03
Commercial Business	5	717	0.96	3	666	0.91
Total	$301	$74,640	100.00%	$187	$73,119	100.00%

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

Investments

Our investment portfolio at December 31, 2008 consisted of $7.8 million in United States Government agency securities, $502,000 of corporate bonds, $565,000 of municipal bonds, $731,000 in mortgage-backed securities, $170,000 in equity securities, $43.9 million in collateralized mortgage obligations, $2.4 million in Federal Home Loan Bank of New York stock and $2.7 million in other interest-earning assets, consisting of regular and term deposits at other financial institutions.  Our investment policy objectives are to maintain liquidity within the guidelines established by the board of directors.  Our policy is to invest only in securities with an investment grade rating at the time of purchase however equity securities do not have a rating.  In addition, the market value of all securities and the credit rating of all non-U.S. Government issues are monitored monthly to determine whether any other than temporary losses exist.

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

We also invest in mortgage-backed securities, all of which are guaranteed by the United States Government or agencies or government sponsored enterprises.  At December 31, 2008, our mortgage-backed securities portfolio totaled $731,000, or 0.53% of total assets, and consisted of $341,000 in fixed-rate securities, and $390,000 in adjustable rate securities guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac.

Investments in mortgage-backed securities and CMOs involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or acceleration of any discount relating to such interests, thereby affecting the net yield on our securities.  We periodically review current prepayment speeds to determine whether prepayment estimates require modification that could cause amortization or accretion adjustments.

Although corporate bonds may offer higher yields than U.S. Government or agency securities of comparable duration, corporate bonds also have a higher risk of default due to possible adverse changes in the credit-worthiness of the issuer.  At December 31, 2008, we recorded $198,000 in other-than-temporary impairment losses on an automobile related bond.  This corporate bond will mature in January 2011 and has not yet missed an interest payment.  Our corporate bond portfolio (other than the automobile related bond that is carried at its $52,000 fair market value as of December 31, 2008) includes one $250,000 AAA/AAA bond that matures on May 30, 2018 and has an unrealized loss of $9,000 as of December 31, 2008, and one $200,000 AA3/A bond that matures on March 31, 2013 and has an unrealized loss of $58,000 as of December 31, 2008.  Both corporate bond positions are “held to maturity”.

All of our $7.8 million of U.S. Government agency securities at December 31, 2008 were “step-up” securities.  These securities require the issuer to pay increased interest rates in the future according to pre-determined schedules and formulas.  Our portfolio currently contains securities that provide for various interest rate increases at various repricing intervals.  At December 31, 2008, the repricing periods ranged from every year to every five years, and the interest rate adjustments ranged from 1/2 of 1% to 1% per adjustment. In addition, these securities are callable at the option of the issuers.  Although designed to protect the investor in a rising rate environment, the rate increases on these securities may not keep pace with rising interest rates in a rapidly rising interest rate environment. In addition, because of the call feature, the securities may be called by the issuer at a time when Lincoln Park Savings is not able to reinvest the proceeds of the called security at a rate comparable to what it was earning on the security.

At December 31, 2008, equity securities totaled $170,000.  All equity positions that had a greater than 5% unrealized loss for 12 or more consecutive months as of 12/31/08 have been written down to fair market value at December 31, 2008.  The Company recorded other-than-temporary impairment losses of $262,000 in the available for sale equity securities portfolio for the year ended December 31, 2008.  These impairments were the result of writing down two common equity securities for $20,000 and seven closed end mutual funds for $242,000.  The remaining six equity positions have a total unrealized loss $28,000 as of December 31, 2008.   While management has concluded, based upon its evaluations of each security, that these six securities were not other-than-temporarily impaired as of December 31, 2008, ongoing re-assessments will be made on a quarterly basis.

The following table sets forth the carrying value of our securities portfolio at the dates indicated.  The carrying value represents fair value for available for sale securities, and amortized cost for held to maturity securities.

	At December 31,
	2008		2007
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in Thousands)
Investment securities available for sale:
U.S. Government agencies	$—	—%	$1,000	3.94%
Mortgage-backed securities	51	0.09	62	0.24
Collateralized mortgage obligations	9,954	16.92	—	—
Equity Securities	170	0.29	459	1.81
Total	10,175	17.30	1,521	5.99

Investment securities held to maturity:
U.S. Government agencies	7,848	13.34	14,749	58.13
Corporate bonds	502	0.85	1,054	4.15
Municipal bonds	565	0.96	566	2.23
Mortgage-backed securities	680	1.16	796	3.14
Collateralized mortgage obligations	33,929	57.67	4,077	16.07
Total	43,524	73.98	21,242	83.72

Other interest-earning assets:
Interest-earning deposits	2,728	4.64	1,121	4.42
Term deposits	—	—	295	1.16
FHLB stock	2,403	4.08	1,195	4.71
	5,131	8.72	2,611	10.29
Total	$58,830	100.00%	$25,374	100.00%

The following table sets forth the composition of our mortgage-backed securities and collateralized mortgage obligations at the dates indicated.

	At December 31,
	2008		2007
	Book Value	% of Total	Book Value	% of Total
	(Dollars in Thousands)
Mortgage-backed securities held to maturity:
Ginnie Mae	$303	44.56%	$363	45.60%
Freddie Mac	11	1.62	12	1.51
Fannie Mae	366	53.82	421	52.89
Total	$680	100.00%	$796	100.00%

	At December 31,
	2008		2008
	Book Value	% of Total	Book Value	% of Total
	(Dollars in Thousands)
Mortgage-backed securities available for sale:
Ginnie Mae	$51	100.00%	$62	100.00%
Freddie Mac	—	—	—	—
Fannie Mae	—	—	—	—
Total	$51	100.00%	$62	100.00%

	At December 31,
	2008		2007
	Book Value	% of Total	Book Value	% of Total
	(Dollars in Thousands)
Other mortgage-backed securities held to maturity:
Collateralized mortgage obligations issued or guaranteed by FNMA, FHLMC, or GNMA.	$32,879	96.91%	$2,992	73.39%
All other collateralized mortgage obligations	1,050	3.09	1,085	26.61
Total	$33,929	100.00%	$4,077	100.00%

The composition and maturities of the investment securities portfolio as of December 31, 2008, excluding Federal Home Loan Bank of New York stock, are indicated in the following table.  Maturities are based upon on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.  State and municipal securities yields have not been adjusted to a tax-equivalent basis.

	At December 31, 2008								Total Investment Securities
	Less than 1 Year		1 to 5 Years		5 to 10 Years		Over 10 Years
	Amortized Cost	Weighted Average Interest Rate	Amortized Cost	Weighted Average Interest Rate	Amortized Cost	Weighted Average Interest Rate	Amortized Cost	Weighted Average Interest Rate	Amortized Cost	Weighted Average Interest Rate	Market Value
	(Dollars in Thousands)

Available for Sale:

Equity	$198	—%	$—	—%	$—	—%	$—	—%	$198	—%	$170
Collateralized Mortgage Obligations	—	—	—	—	—	—	9,939	5.82	9,939	5.82	9,954
Mortgage-backed securities	—	—	—	—	—	—	52	5.23	52	5.23	51

Total available for sale	$198	—%	$—	—%	$—	—%	$9,991	5.82%	$10,189	5.70%	$10,175

Held to Maturity:

U.S. Government agencies	$—	—%	$—	—%	$1,850	6.12%	$5,998	5.73%	$7,848	5.82%	$7,844
Corporate bonds	—	—	252	5.66	250	6.00	—	—	502	5.83	434
Municipal bonds	—	—	—	—	335	4.08	230	4.23	565	4.14	568
Collateralized Mortgage Obligations	—	—	—	—	—	—	33,939	5.89	33,929	5.89	33,668
Mortgage-backed securities	—	—	—	—	11	8.39	669	5.04	680	5.09	687

Total held to maturity	$—	—%	$252	5.66%	$2,446	5.84%	$40,836	5.84%	$43,524	5.84%	$43,201

Total securities	$198	—%	$252	5.66%	$2,446	5.84%	$50,827	5.84%	$53,713	5.81%	$53,376

The following table shows securities purchase, sale and repayment activities of Lincoln Park Savings for the periods indicated.

	Years Ended December 31,
	2008	2007
	(In Thousands)
Available for Sale:
Purchases:
Adjustable-rate	$—	$—
Fixed-rate	10,628	417
Total purchases	10,628	417

Sales:
Adjustable-rate	—	—
Fixed-rate	(46)	(412)
Total sales	(46)	(412)

Principal repayments	(1,689)	(1,022)
Other items, net	(239)	(36)
Net increase (decrease)	$8,654	$(1,053)

	Years Ended December 31,
	2008	2007
	(In Thousands)
Held to Maturity:
Purchases:
Adjustable-rate	$—	$—
Fixed-rate	36,091	4,158
Total purchases	36,091	4,158

Sales:
Adjustable-rate	—	—
Fixed-rate	—	—
Total sales	—	—

Principal repayments	(13,602)	(1,172)
Other items, net	(207)	(78)
Net increase	$22,282	$2,908

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition.  The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand.  Based on experience, we believe that our deposits are relatively stable.  However, the ability to attract and maintain deposits, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions.  At December 31, 2008, $44.2 million, or 60.6% of our deposit accounts were certificates of deposit, of which $39.0 million have maturities of one year or less.

Deposits.  The following table sets forth the dollar amount of deposits in the various types of deposit programs we offered as of the dates indicated.

	At December 31,
	2008			2007
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in Thousands)

Non-interest-bearing demand	$3,069	4.21%	—%	$2,054	3.16%	—%
Interest-bearing demand	14,468	19.82	1.98	12,114	18.65	2.24
Savings and club	11,235	15.39	1.00	11,616	17.88	1.01
Certificate of deposit	44,217	60.58	3.38	39,183	60.31	4.69
Total deposits	$72,989	100.00%	2.59%	$64,967	100.00%	3.50%

The following table sets forth the deposit activities for the periods indicated.

	Years Ended December 31,
	2008	2007
	(Dollars in Thousands)

Beginning of period	$64,967	$57,844
Net deposits increase	6,057	4,939
Interest credited on deposit accounts	1,965	2,184
Ending balance	72,989	$64,967
Percent increase from beginning of period	12.35%	12.32%

The following table indicates the amount of certificates of deposit as of December 31, 2008, by time remaining until maturity.

	Three months or less	Over three months to six months	Over six months to nine months	Over nine months to twelve months	Over twelve months	Total
	(In Thousands)
Certificate of deposit:

Less than $100,000	$9,627	$8,605	$4,304	$4,040	$4,266	$30,842
$100,000 or more	5,623	2,640	2,112	2,016	984	13,375
Total	$15,250	$11,245	$6,416	$6,056	$5,250	$44,217

The following table presents, by rate category, our certificate of deposit accounts as of the dates indicated.

	At December 31,
	2008		2007
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Certificate of deposit rates:
1.00% - 1.99%	$—	—%	$—	—%
2.00% - 2.99%	7,254	16.41	—	—
3.00% - 3.99%	32,261	72.96	3,558	9.08
4.00% - 4.99%	4,702	10.63	15,294	39.03
5.00% - 5.99%	—	—	20,331	51.89
6.00% - 6.99%	—	—	—	—
Total	$44,217	100.00%	$39,183	100.00%

The following table presents, by rate category, the remaining period to maturity of certificate of deposit accounts outstanding as of December 31, 2008.

	Maturity Date
	1 Year or Less	Over 1 to 2 Years	Over 2 to 3 Years	Over 3 Years	Total
	(In Thousands)
Interest rate:
1.00% - 1.99%	$—	$—	$—	$—	$—
2.00% - 2.99%	7,026	228	—	—	7,254
3.00% - 3.99%	28,807	3,046	75	333	32,261
4.00% - 4.99%	3,134	1,067	79	422	4,702
5.00% - 5.99%	—	—	—	—	—
6.00% - 6.99%	—	—	—	—	—
Total	$38,967	$4,341	$154	$755	$44,217

Borrowings.  We may obtain advances from the Federal Home Loan Bank of New York upon the security of the common stock we own in the Federal Home Loan Bank and our qualifying residential mortgage loans and mortgage-backed securities, provided certain standards related to creditworthiness are met.  These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities.  Federal Home Loan Bank advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending.  Using FHLB advances is a significant part of our operating strategy.  As of December 31, 2008, we had FHLB advances in the amount of $50.0 million, which represented 40.2% of total liabilities.  As a member of the Federal Home Loan Bank of New York, Lincoln Park Savings can currently borrow additional funds up to approximately $6.6 million from the Federal Home Loan Bank.

The following table sets forth certain information regarding FHLB advances for the periods indicated.  We had no other material borrowings during the periods.

	At or For the Years Ended December 31,
	2008	2007
	(Dollars in Thousands)

Maximum balance:
FHLB advances	$55,024	$23,552

Average Balance:
FHLB advances	$38,613	$21,971

Weighted average interest rate at year end:
FHLB advances	3.66%	4.18%

The contractual maturities of FHLB advances at December 31, 2008, are as follows:

	Amount	Weighted Average Rate
	(Dollars in Thousands)
Within one year	$4,909	2.67%
After one through five years	25,627	3.91
After five through fifteen years	19,460	3.58
Total	$49,996	3.66%

Subsidiary Activities

Lincoln Park Bancorp has one subsidiary, Lincoln Park Savings.  Lincoln Park Savings’ wholly owned   subsidiary is LPS Investment Company.  LPS Investment Company was formed as an operating subsidiary of the Bank for the purpose of investing in stocks, bonds, mortgages, and other securities, limited to the types of securities in which the Bank is authorized to invest.

Personnel

As of December 31, 2008, we had 17 full-time employees and 7 part-time employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have good relations with our employees.

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

At December 31, 2008, our total federal pre-1988 base year reserve was approximately $730,000.  However, under current law, pre-1988 base year reserves remain subject to recapture should Lincoln Park Savings make certain non-dividend distributions, repurchase any of its stock, pay dividends in excess of tax earnings and profits, or cease to maintain a bank charter.

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

Net Operating Loss Carryovers.  A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  At December 31, 2008, Lincoln Park Savings had no net operating loss carryforwards for federal income tax purposes.

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

State Taxation

New Jersey State Taxation. Lincoln Park Bancorp, Lincoln Park Savings and LPS Investment Company file New Jersey Corporation Business tax returns.  Generally, the income of savings institutions in New Jersey, which is calculated based on federal taxable income, subject to certain adjustments, is subject to the New Jersey Corporation Business tax.  Lincoln Park Bancorp, Lincoln Park Savings and LPS Investment Company are not currently under audit with respect to its New Jersey income tax returns and their state tax returns have not been audited for the past five years.

Under New Jersey legislation, a taxpayer will pay the greater of 9% of its taxable income or the Alternate Minimum Assessment (AMA).  There are two methods of calculating the AMA, the gross profits method and the gross receipts method.  The taxpayer has the option of choosing either of these methods, but once an election is made, the taxpayer must use the same method for the next four years.  Under the gross receipts method, the tax is calculated by multiplying the gross receipts by the applicable factor, which ranges from 0.139% to 0.4%.  Under the gross profits method, the tax is calculated by multiplying the gross profits by the applicable factor, which ranges from 0.28% to 0.8%.  The AMA for an affiliated group consisting of five or more members may not exceed $20.0 million.  The AMA for tax years beginning after June 30, 2006, shall be zero.

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

Tier 1 capital is comprised of the sum of:

●	common stockholders’ equity, excluding the unrealized appreciation or depreciation, net of tax, from available for sale securities;

●	non-cumulative perpetual preferred stock, including any related retained earnings; and

●	minority interests in consolidated subsidiaries minus all intangible assets, other than qualifying servicing rights and any net unrealized loss on marketable equity securities.

The components of Tier 2 capital currently include:

●	cumulative perpetual preferred stock;

●	certain perpetual preferred stock for which the dividend rate may be reset periodically;

●	hybrid capital instruments, including mandatory convertible securities;

●	term subordinated debt;

●	intermediate term preferred stock;

●	allowance for possible loan losses; and

●	up to 45% of pretax net unrealized holding gains on available for sale equity securities with readily determinable fair market values.

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

The federal banking agencies, including the Federal Deposit Insurance Corporation, have also adopted regulations to require an assessment of an institution’s exposure to declines in the economic value of a bank’s capital due to changes in interest rates when assessing the bank’s capital adequacy.  Under such a risk assessment, examiners will evaluate a bank’s capital for interest rate risk on a case-by-case basis, with consideration of both quantitative and qualitative factors.  According to the agencies, applicable considerations include:

●	the quality of the bank’s interest rate risk management process;

●	the overall financial condition of the bank; and

●	the level of other risks at the bank for which capital is needed.

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

The following table shows the Bank’s leverage ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio at December 31, 2008, under the Federal Deposit Insurance Corporation capital requirements:

	As of December 31, 2008		To be Well Capitalized		Excess
	Historical Capital	Percent of Assets(1)	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Regulatory Tier 1 leverage capital	$11,492	8.29%	$6,928	5.00%	$4,564	3.29%
Tier 1 risk-based capital	11,492	18.00	3,830	6.00	7,662	12.00
Total risk-based capital	11,793	18.47	6,384	10.00	5,409	8.47
_______________________________
(1)
For purposes of calculating Regulatory Tier 1 leverage capital, assets are based on adjusted average leverage assets.  In calculating Tier 1 risk based capital and total risk-based capital, assets are based on total risk-weighted assets.

As the table shows, as of December 31, 2008, Lincoln Park Savings was considered “well capitalized” under Federal Deposit Insurance Corporation guidelines.

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

The Federal Deposit Insurance Corporation is required, with some exceptions, to appoint a receiver or conservator for an insured state bank if that bank is “critically undercapitalized.” For this purpose, “critically undercapitalized” means having a ratio of tangible capital to total assets of less than 2%.  The Federal Deposit Insurance Corporation may also appoint a conservator or receiver for a state bank on the basis of the institution’s financial condition or upon the occurrence of certain events, including:

●	insolvency, or when the assets of the bank are less than its liabilities to depositors and others;

●	substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices;

●	existence of an unsafe or unsound condition to transact business;

●	likelihood that the bank will be unable to meet the demands of its depositors or to pay its obligations in the normal course of business; and

●
insufficient capital, or the incurring or likely incurring of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment of capital without federal assistance.

Insurance of Deposit Accounts.  Lincoln Park Savings is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. Deposit accounts at Lincoln Park Savings are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 for each separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, the Federal Deposit Insurance Corporation increased the deposit insurance available on all deposit accounts to $250,000, effective until December 31, 2009.  In addition, certain noninterest-bearing transaction accounts maintained with financial institutions participating in the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program are fully insured regardless of the dollar amount until December 31, 2009.  Lincoln Park Savings has opted to participate in the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program.  See “—Temporary Liquidity Guarantee Program.”

The Federal Deposit Insurance Corporation imposes an assessment against all depository institutions for deposit insurance. This assessment is based on the risk category of the institution and, prior to 2009, ranged from five to 43 basis points of the institution’s deposits. On February 27, 2009, the Federal Deposit Insurance Corporation published a final rule raising the current deposit insurance assessment rates to a range from 12 to 45 basis points beginning April 1, 2009.  Additionally, on February 27, 2009, the Federal Deposit Insurance Corporation issued an interim final rule that would impose a special 20 basis points special assessment on all insured deposits as of June 30, 2009, which would be payable on September 30, 2009.  The Federal Deposit Insurance Corporation may assess additional special premiums in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. We do not currently know of any practice, condition or violation that might lead to termination of our deposit insurance.

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2008, the annualized FICO assessment was equal to 1.10 basis points for each $100 in domestic deposits maintained at an institution.

Temporary Liquidity Guarantee Program.  On October 14, 2008, the Federal Deposit Insurance Corporation announced a new program – the Temporary Liquidity Guarantee Program.  This program has two components. One guarantees newly issued senior unsecured debt of a participating organization, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009. The Federal Deposit Insurance Corporation will pay the unpaid principal and interest on a Federal Deposit Insurance Corporation-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument.  The guarantee will remain in effect until June 30, 2012. In return for the Federal Deposit Insurance Corporation’s guarantee, participating institutions will pay the Federal Deposit Insurance Corporation a fee based on the amount and maturity of the debt.  We opted not to participate in this component of the Temporary Liquidity Guarantee Program.

The other component of the program provides full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2009. An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program.  We opted to participate in this component of the Temporary Liquidity Guarantee Program.

U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program.  On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was enacted that provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the legislation is the Troubled Asset Relief Program Capital Purchase Program (“CPP”), which provides direct equity investment in perpetual preferred stock by the U.S. Treasury Department in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends.  The CPP provides for a minimum investment of one percent of total risk-weighted assets and a maximum investment equal to the lesser of three percent of total risk-weighted assets or $25 billion. Participation in the program is not automatic and is subject to approval by the U.S. Treasury Department.  We have applied to participate in the CPP.

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

●
limits the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such bank’s capital stock and retained earnings, and limits all such transactions with all affiliates to an amount equal to 20% of such capital stock and retained earnings; and

●	requires that all such transactions be on terms that are consistent with safe and sound banking practices.

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

The Interagency Guidelines, among other things, require a depository institution to establish internal loan-to-value limits for real estate loans that are not in excess of the following supervisory limits:

●	for loans secured by raw land, the supervisory loan-to-value limit is 65% of the value of the collateral;

●	for land development loans, or loans for the purpose of improving unimproved property prior to the erection of structures, the supervisory limit is 75%;

●	for loans for the construction of commercial, multi-family or other non-residential property, the supervisory limit is 80%;

●	for loans for the construction of one- to four-family residential properties, the supervisory limit is 85%; and

●
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

Lincoln Park Savings has established, however, internal loan-to-value limits for real estate loans that are equal to or more stringent than the maximum limits currently imposed under federal law.

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

●	a lending test, to evaluate the institution’s record of making loans in its service areas;

●
an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and

●	a service test, to evaluate the institution’s delivery of services through its branches, ATMs and other offices.

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

An institution will be treated as “well capitalized” if:

●	its ratio of total capital to risk-weighted assets is at least 10%;

●	its ratio of Tier 1 capital to risk-weighted assets is at least 6%; and

●	its ratio of Tier 1 capital to total assets is at least 5%, and it is not subject to any order or directive by the Federal Deposit Insurance Corporation to meet a specific capital level.

An institution will be treated as “adequately capitalized” if:

●	its ratio of total capital to risk-weighted assets is at least 8%; or

●	its ratio of Tier 1 capital to risk-weighted assets is at least 4%; and

●
its ratio of Tier 1 capital to total assets is at least 4% (3% if the bank receives the highest rating under the Uniform Financial Institutions Rating System) and it is not a well-capitalized institution.

An institution will be treated as “undercapitalized” if:

●	its total risk-based capital is less than 8%; or

●	its Tier 1 risk-based capital is less than 4%; and

●	its leverage ratio is less than 4% (or less than 3% if the institution receives the highest rating under the Uniform Financial Institutions Rating System).

An institution will be treated as “significantly undercapitalized” if:

●	its total risk-based capital is less than 6%;

●	its Tier 1 capital is less than 3%; or

●	its leverage ratio is less than 3%.

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

The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank’s capital decreases within the three undercapitalized categories.  All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the bank would be undercapitalized.  The Federal Deposit Insurance Corporation is required to monitor closely the condition of an undercapitalized bank and to restrict the growth of its assets.  An undercapitalized bank is required to file a capital restoration plan within 45 days of the date the bank receives notice that it is within any of the three undercapitalized categories, and the plan must be guaranteed by any parent holding company.  The aggregate liability of a parent holding company is limited to the lesser of:

●	an amount equal to five percent of the bank’s total assets at the time it became “undercapitalized,” or

●
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

●
Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

●
Section 326 of the Act authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations that provide for minimum standards with respect to customer identification at the time new accounts are opened.

●
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

●
Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

●	Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

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

The Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s “registered public accounting firm.”  Audit Committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer.  In addition, companies must disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the Securities and Exchange Commission) and if not, why not.  Under the Act, a company’s registered public accounting firm is prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date.  The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statements materially misleading.  The Act also requires the Securities and Exchange Commission to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to shareholders.  The Act requires the company’s registered public accounting firm that issues the audit report to attest to and report on the company’s internal controls.

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

Lincoln Park Savings has taken the following steps to implement the recommendations of the compliance consulting report and the foregoing resolutions.  Lincoln Park Savings has obtained a new records management register to facilitate compliance with the record keeping requirements applicable to the sale of monetary instruments.  In addition, new procedures have been adopted to ensure the proper completion of currency transaction reports.  Further, Deborah Corvelli, has been designated as the manager of our Bank Secrecy Act compliance program, and in that role has been monitoring the new register on a regular basis. The BSA officer is responsible for reviewing all currency transaction reports for accuracy prior to filing. Officers of the Bank have attended Bank Secrecy Act compliance courses and have scheduled training sessions for our staff regarding Bank Secrecy Act compliance, including specifically the use of the new records management register and the proper completion of currency transaction reports.  In addition, the Board of Directors plans to monitor and evaluate our Bank Secrecy Act compliance program on a quarterly basis.  We have also retained an independent accounting firm to perform an independent assessment of our Bank Secrecy Act compliance program on an annual basis.

ITEM 1A.          Risk Factors

Not applicable to a smaller reporting company.

ITEM 1B.          Unresolved Staff Comments

Not applicable to a smaller reporting company.

ITEM 2.             Properties

The following table provides certain information with respect to our offices as of December 31, 2008:

Location	Leased or Owned	Year Acquired	Net Book Value of Real Property

Main Office: 31 Boonton Turnpike Lincoln Park, NJ 07035	Owned	1963	$751,685

Montville Branch: 193 Changebridge Road Montville, NJ 07045	Owned	2007	$789,067

The net book value of our premises, land and equipment was approximately $1.5 million at December 31, 2008.

For information regarding the Company’s investment in mortgages and mortgage-related securities, see “Item 1. Business” herein.

ITEM 3.             Legal Proceedings

On September 13, 2007, Lincoln Park Savings was served with a Summons and Complaint in the matter of Donald Hom v. Lincoln Park Savings Bank and The Board of Directors of Lincoln Park Savings Bank, Superior Court of New Jersey, Law Division, Morris County, Docket No., MRS-L-1548-07.  The complaint by Donald Hom, former President and CEO of Lincoln Park Savings, alleged an employment-related claim pursuant to the New Jersey Conscientious Employee Protection Act ( N.J.S .34:19-1 et seq.).  The complaint was referred to special counsel for Lincoln Park Savings for defense, and the defense was assumed by Lincoln Park Savings’ insurance carrier.  The case was settled and dismissed in December 2008 with all but the sum of $25,000, representing the loss retention, covered by the insurance carrier.

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

PART II

ITEM 5.             Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities

(a)      Our common stock is traded on the OTC Electronic Bulletin Board under the symbol "LPBC". Lincoln Park Bancorp, MHC owns 999,810 shares, or 55.4% of our outstanding common stock. The approximate number of holders of record of Lincoln Park Bancorp's common stock as of March 23, 2009 was 220.  Certain shares of Lincoln Park Bancorp are held in "nominee" or "street" name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Lincoln Park Bancorp's common stock for the two-year period ended December 31, 2008.  Lincoln Park Bancorp began trading on the Electronic Bulletin Board on December 24, 2004.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.  The following information was provided by the Electronic Bulletin Board.

Fiscal Period	High	Low	Dividends
Quarter ended March 31, 2007	$10.00	$8.65	$0.00
Quarter ended June 30, 2007	9.00	8.36	0.00
Quarter ended September 30, 2007	8.50	7.30	0.00
Quarter ended December 31, 2007	8.00	6.00	0.00
Quarter ended March 31, 2008	6.25	5.10	0.00
Quarter ended June 30, 2008	7.00	5.00	0.00
Quarter ended September 30, 2008	7.00	5.75	0.00
Quarter ended December 31, 2008	6.45	3.00	0.00

Dividend payments by Lincoln Park Bancorp are dependent primarily on dividends it receives from Lincoln Park Savings Bank, because Lincoln Park Bancorp will have no source of income other than dividends from Lincoln Park Savings Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by Lincoln Park Bancorp, and interest payments with respect to Lincoln Park Bancorp's loan to the Employee Stock Ownership Plan.  New Jersey law imposes limitations on dividends by New Jersey stock savings banks.  See "Regulation—New Jersey Banking Regulation—Dividends."

Set forth below is information as of December 31, 2008 regarding equity compensation plans.  Other than the ESOP, Lincoln Park Bancorp does not have any equity compensation plans that were not approved by its stockholders.

Plan	Number of securities to be issued upon exercise of outstanding options and rights		Weighted average exercise price		Number of securities remaining available for issuance under plan
Equity compensation plans approved by stockholders	90,225	(1)	$8.83	(2)	36,787	(3)
Equity compensation plans not approved by stockholders	—		—		—
Total	90,225	(1)	$8.83	(2)	36,787	(3)
_____________
(1)	Includes 23,205 shares of restricted stock and 67,020 options to purchase shares of common stock awarded under the 2005 Plan.
(2)	Relates to 67,020 outstanding stock options.
(3)	Includes 13,084 shares of restricted stock available for future issuance and 23,703 options to purchase shares of common stock under the 2005 Plan.

In addition, reference is made to the “Market for Common Stock” section of Lincoln Park Bancorp’s 2008 Annual Report to Stockholders, which is incorporated herein by reference.

(b)	Not applicable.

(c)	During the fourth quarter of 2008, the Company repurchased shares of its common stock as follows:

Period	# of Shares Purchased	Average Price Paid Per Share	Total Shares Purchased	Maximum Number of Shares that may still be purchased under the repurchase program

Oct. 1 – Oct. 31	—	$—	38,755	44,805
Nov. 1 – Nov. 30	9,500	5.20	48,255	35,305
Dec. 1 – Dec. 31	—	—	48,255	35,305

ITEM 6.             Selected Financial Data

Not applicable to a smaller reporting company.

ITEM 7.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of Lincoln Park Bancorp’s 2008 Annual Report to Stockholders is incorporated herein by reference.  For off-balance sheet arrangements, see Note 14 of the “Notes to Consolidated Financial Statements” within the Annual Report.

ITEM 7A.          Quantitative and Qualitative Disclosures About Market Risk

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of Lincoln Park Bancorp’s 2008 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.             Financial Statements and Supplementary Data

The consolidated financial statements included in Lincoln Park Bancorp’s 2008 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9.             Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. (T)    Controls and Procedures

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

(b)      Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company's internal control system is a process designed to provide reasonable assurance to the management and board of directors regarding the preparation and fair presentation of published consolidated financial statements.

The Company's internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on our consolidated financial statements.

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

The Company's management assessed the effectiveness of internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on its assessment, management believes that, as of December 31, 2008, the Company's internal control over financial reporting is effective based on those criteria.

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

(c)      Changes in internal control.

There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal year 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.          Other Information

None.

PART III

ITEM 10.           Directors, Executive Officers, and Corporate Governance

Lincoln Park Bancorp has adopted a Code of Ethics that applies to Lincoln Park Bancorp’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  The Code of Ethics may be accessed on Lincoln Park Bancorp’s website at www.lincolnparksavings.com.  The Code of Ethics was also filed as Exhibit 14 to Lincoln Park Bancorp’s Form 10-KSB for the year ended December 31, 2004.

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

ITEM 11.          Executive Compensation

Information concerning executive compensation is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal I — Election of Directors.”

ITEM 12.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain owners and management is incorporated herein by reference from our Proxy Statement, specifically the sections captioned “Voting Securities and Principal Holders Thereof” and “Proposal I — Election of Directors.”

ITEM 13.          Certain Relationships and Related Transactions, and Director Independence

Information concerning relationships and transactions, and director independence, is incorporated herein by reference from our Proxy Statement, specifically the sections captioned “Transactions with Certain Related Persons” and “Board Independence,” respectively.

ITEM 14.           Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal II—Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.          Exhibits and Financial Statement Schedules

Financial Statements

	(A)	Report of Independent Registered Public Accounting Firm

	(B)	Consolidated Statements of Financial Condition

	(C)	Consolidated Statements of Operations

	(D)	Consolidated Statements of Changes In Stockholders’ Equity

	(E)	Consolidated Statements of Cash Flows

	(F)	Notes to Consolidated Financial Statements

Financial Statement Schedules

Exhibits

3.1	Charter of Lincoln Park Bancorp*
3.2	Bylaws of Lincoln Park Bancorp*
4	Form of Common Stock Certificate of Lincoln Park Bancorp*
10.1	Employee Stock Ownership Plan*
10.2	Lincoln Park Bancorp 2005 Stock-Based Incentive Plan****
10.3	Lincoln Park Bancorp Director Retirement Plan**
13	Annual Report to Stockholders
14	Code of Ethics***
21	Subsidiaries of Registrant*
23	Consent of Beard Miller Company LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
______________________________
*	Incorporated by reference to the Registration Statement on Form SB-2 of Lincoln Park Bancorp (file no. 333-116639), originally filed with the Securities and Exchange Commission on June 18, 2004.
**	Incorporated by reference to the Current Report on Form 8-K of Lincoln Park Bancorp (file no. 000-51078), filed with the Securities and Exchange Commission on March 15, 2006.
***	Incorporated by reference to the Annual Report on Form 10-KSB of Lincoln Park Bancorp (file no. 000-51078), filed with the Securities and Exchange Commission on March 30, 2005.
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

LINCOLN PARK BANCORP

Date: March 30, 2009	By:	/s/ David G. Baker
David G. Baker
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ David G. Baker	President and Chief Executive	March 30, 2009
David G. Baker	Officer (Principal Executive
Officer), Director

/s/ Nandini Mallya	Vice President and Treasurer	March 30, 2009
Nandini Mallya	(Principal Financial and
Accounting Officer)

/s/ Stanford Stoller	Chairman of the Board and	March 30, 2009
Stanford Stoller	Director

/s/ Henry Fitschen	Director	March 30, 2009
Henry Fitschen

/s/ John F. Feeney	Director	March 30, 2009
John F. Feeney

/s/ Edith M. Perrotti	Director	March 30, 2009
Edith M. Perrotti