Form 10-Q
period 2009-03-31
Lincoln Park Bancorp
filed 2009-05-15
CIK 1294206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Larger Accelerated Filer	☐		Accelerated Filer	☐
Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,803,245 shares of common stock, par value $.01 per share, as of May 14, 2009.

LINCOLN PARK BANCORP AND SUBSIDIARY

PART I –FINANCIAL INFORMATION

LINCOLN PARK BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

ITEM 1.	FINANCIAL STATEMENTS

	March 31, 2009	December 31, 2008

	(In thousands, except for share and per share amounts)

ASSETS

Cash and amounts due from depository institutions	$1,588	$1,365
Interest-bearing deposits in other banks	4,257	2,728

Total cash and cash equivalents	5,845	4,093

Term deposits	—	—
Securities available for sale	8,973	10,175
Securities held to maturity, fair value $42,439 and $43,201, respectively	42,883	43,524
Loans receivable, net of allowance for loan losses of $339 and $301, respectively	75,495	74,482
Premises and equipment	1,544	1,540
Federal Home Loan Bank of New York stock, at cost	2,290	2,403
Interest receivable	619	681
Other assets	580	522

Total assets	$138,229	$137,420

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Non-interest bearing deposits	$3,072	$3,069
Interest bearing deposits	73,245	69,920
Total deposits	76,317	72,989

Short-term advances from the FHLB	—	1,000
Long-term advances from FHLB	47,491	48,996
Advance payments by borrowers for taxes and insurance	449	421
Other liabilities	762	902

Total liabilities	125,019	124,308

Stockholders’ equity:
Preferred stock; no par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock; $.01 par value; 5,000,000 shares authorized; 1,851,500 shares issued; 1,803,245 and 1,825,845 shares, respectively, outstanding	19	19
Additional paid-in capital	7,649	7,631
Retained earnings	6,333	6,264
Unearned ESOP shares	(303)	(308)
Treasury stock; 48,255 and 25,655 shares, respectively, at cost	(338)	(338)
Accumulated other comprehensive loss	(150)	(156)

Total stockholders’ equity	13,210	13,112

Total liabilities and stockholders’ equity	$138,229	$137,420

See notes to consolidated financial statements.

LINCOLN PARK BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands, except for per share amounts)
Interest income:
Loans, including fees	$1,020	$1,046
Securities	763	285
Other interest-earning assets	—	17

Total interest income	1,783	1,348

Interest expense:
Deposits	458	556
Advances and other borrowed money	461	217

Total interest expense	919	773

Net interest income	864	575
Provision for loan losses	40	20

Net interest income after provision for loan losses	824	555

Non-interest income:
Fees and service charges	24	23
Impairment (loss) on securities available for sale	(51)	—
Gain (loss) on sale/call of held to maturity securities	10	(1)
Miscellaneous	5	6

Total non-interest income (loss)	(12)	28

Non-interest expenses:
Salaries and employee benefits	318	268
Net occupancy expense of premises	52	37
Equipment	81	76
Advertising	10	10
Audit and accounting	42	11
Legal Fees	15	15
Federal insurance premium	15	2
Miscellaneous	157	168

Total non-interest expenses	690	587

Income (loss) before income taxes	122	(4)
Income tax expense (benefit)	50	(2)

Net (loss) income	$72	$(2)

Net (loss) income per common share:
Basic and diluted	$0.04	$—

Weighted average number of common shares and
common stock equivalents outstanding:
Basic	1,751	1,768

Diluted	1,751	1,768

See notes to consolidated financial statements.

LINCOLN PARK BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	(In thousands)
Balance at December 31, 2007	$19	$7,558	$6,307	$(328)	$(200)	$(210)	$13,146

Comprehensive loss:
Net loss for the three months ended March 31, 2008			(2)				(2)

Other comprehensive income (loss):

Unrealized holding loss on securities available for sale, net of deferred taxes $0						(39)	(39)
Directors’ retirement plan, net of deferred taxes $3						4	4
Total Comprehensive Loss							(37)

ESOP Shares Released			(2)	5			3

Restricted stock earned		9					9

Stock options earned		9					9

Balance March 31, 2008	$19	$7,576	$6,303	$(323)	$(200)	$(245)	$13,130

Balance at December 31, 2008	$19	$7,631	$6,264	$(308)	$(338)	$(156)	$13,112

Comprehensive income:

Net Income for the three months ended March 31, 2009			72				72

Other comprehensive income (loss):

Impairment loss recognized on available for sale equity securities (no tax effect)						51	51
Unrealized holding loss on securities available for sale net of deferred tax benefit $16						(49)	(49)
Directors’ retirement plan, net of deferred taxes $3						4	4
Total Comprehensive Income							78

ESOP shares released			(3)	5			2

Restricted stock earned		9					9

Stock options earned		9					9

Balance March 31, 2009	$19	$7,649	$6,333	$(303)	$(338)	$(150)	$13,210

See notes to consolidated financial statements.

LINCOLN PARK BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
	(In Thousands)

Cash flows from operating activities:
Net income (loss)	$72	$(2)
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
Depreciation of premises and equipment	19	20
Amortization and accretion, net	9	6
Loss on calls and sales of securities available for sale	-	1
Impairment losses on securities available for sale	51	-
Gain on sale of securities held to maturity	(10)	-
Provision for loan losses	40	20
Decrease in interest receivable	62	29
(Increase) decrease in other assets	(14)	303
Deferred taxes	(31)	(40)
Increase (decrease) in accrued interest payable	7	(5)
Decrease in other liabilities	(142)	(11)
ESOP shares committed to be released	2	3
Restricted stock earned	9	9
Stock options	9	9
Net cash provided by operating activities	83	342

Cash flows from investing activities:
Proceeds from maturities of term deposits	-	99
Proceeds from maturities and calls of securities available for sale	-	833
Principal repayments on securities available for sale	1,140	2
Purchases of securities held to maturity	(8,312)	(5,957)
Proceeds from maturities and calls of securities held to maturity	1,850	4,530
Proceeds from sale of securities held to maturity	63	-
Principal repayments on securities held to maturity	7,046	139
Net increase in loans receivable	(1,060)	(4)
Additions to premises and equipment	(23)	(6)
Purchase of Federal Home Loan Bank of New York stock	(22)	(337)
Redemption of Federal Home Loan Bank of New York stock	135	180
Net cash provided by (used in) investing activities	817	(521)

Cash flows from financing activities:
Net increase in deposits	3,329	1,957
Proceeds from advances from Federal Home Loan Bank of New York	-	10,500
Repayments of advances from Federal Home Loan Bank of New York	(2,505)	(6,995)
Net increase in payments by borrowers for taxes and insurance	28	28
Net cash provided by financing activities	852	5,490

Net increase in cash and cash equivalents	1,752	5,311
Cash and cash equivalents - beginning	4,093	2,501

Cash and cash equivalents - ending	$5,845	$7,812

Supplemental information:
Cash paid during the period for:
Interest on deposits and borrowings	$912	$778
Income taxes	$181	$-

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

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as well as instructions for Form 10-Q and Rule 10-01 of regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in stockholders’ equity and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 2009, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

4. CRITICAL ACCOUNTING POLICIES

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses, the valuation of deferred income tax assets and the determination of other-than-temporary impairment on securities.

LINCOLN PARK BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. CRITICAL ACCOUNTING POLICIES (Continued)

Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. We review the level of the allowance on a quarterly basis, at a minimum, and establish the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. We establish provision for loan losses, which is charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the consolidated financial statements. In evaluating the level of the allowance for loan losses, we consider historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. We used the same methodology and generally similar assumptions in assessing the allowance for both years. The level of the allowance is based on estimates, and the ultimate losses may vary from the estimates. We have allocated the allowance among categories of loan types as well as classification status at each period-end date. Assumptions and allocation percentages based on loan types and classification status have been consistently applied. Non-performing loans are assigned a higher percentage of allowance allocation.

Although we believe that we use the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, the regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on their judgments about information available to it at the time of their examinations.

We evaluate on a quarterly basis whether any securities are other-than-temporarily impaired. In making this determination, we consider the extent and duration of the impairment, the nature and financial health of the issuer and our ability and intent to hold securities for a period sufficient to allow for any anticipated recovery in market value. Other considerations include a review of the credit quality of the issuer and the existence of a guarantee or insurance, if applicable to the security. If a security is determined to be other-than-temporarily impaired, we record an impairment loss as a charge to income for the period in which the impairment loss is determined to exist, resulting in a reduction to our earnings for that period.

As of March 31, 2009, we determined that fifteen equity securities in our available for sale portfolio were other-than-temporarily impaired. Accordingly, impairment losses of $51,000 on the equity securities were recorded. As the impairment losses related to the equity securities are considered “capital” in nature, they can not be deducted as losses for tax purposes except to offset future capital gains, which are not currently foreseen. Accordingly, the deferred tax benefit associated with impairment loss on equity securities has been fully reserved.

With the exception of the securities described in the preceding paragraph, we concluded that, as of March 31, 2009, any unrealized losses in the available for sale and held to maturity security portfolios were temporary in nature due to market interest rates and not the underlying credit quality of the issuers of the securities. Additionally, we have the intent and ability to hold these investments for the time necessary to recover the amortized cost. Future events that would materially change this conclusion and require a charge to operations for an impairment loss include a change in the credit quality of the issuers

LINCOLN PARK BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. CRITICAL ACCOUNTING POLICIES (Continued)

Federal and state income taxes have been provided on the basis of reported income or loss. The amounts reflected on the Company’s tax returns differ from these provisions due principally to temporary differences in the reporting of certain items for financial reporting and income tax reporting purposes. The tax effect of these temporary differences is accounted for as deferred taxes applicable to future periods. Deferred income tax expense or benefit is determined by recognizing deferred tax assets and liabilities for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

The determination of the amount of deferred tax assets more likely than not to be realized is dependent on projections of future earnings, which are subject to frequent change. The realization of deferred tax assets is assessed and a valuation allowance is needed if it is more likely than not that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Information about our current financial position and results of operations for the current and preceding years is readily available. This historical information is supplemented by all currently available information about future years.

5. FAIR VALUE DISCLOSURES

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements”, for financial assets and financial liabilities. In accordance with Financial Accounting Standards Board Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157,” the Company adopted SFAS 157 for non-financial assets and non-financial liabilities on January 1, 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The adoption of FSP No. 157-2 did not have an impact on amounts recorded in the consolidated financial statements.

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

An asset or liability’s level within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at the fair value effective January 1, 2008.

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

Available for Sale Securities. Securities classified as available for sale are reported at fair value utilizing primarily Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the bond’s terms and conditions, among other things. A smaller amount of equity securities are reported at fair value utilizing level 1 inputs.

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

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets measured by the Bank at fair value on a nonrecurring basis, consist of impaired loans.

At March 31, 2009, and December 31, 2008, the following table represents the fair value measurement on available for sale securities and impaired loans.

		Fair Value Measurements at Reporting Date Using
(In thousands)
Description	3/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$8,973	$147	$8,826	$—
Impaired Loans	297	—	—	297
Total	$9,270	$147	$8,826	$297

	12/31/2009

Available-for-sale securities	$10,175	$170	$10,005	$—
Impaired Loans	262	—	—	262
Total	$10,437	$170	$10,005	$262

6. DIRECTORS’ RETIREMENT PLAN

Periodic expenses for the Company’s Directors’ retirement plan were as follows:
	(In thousands)
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Service Cost	$3	$4
Interest Cost	6	6
Past Service Liability	7	7

TOTAL	$16	$17

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

FSP FAS 157-4

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). FASB Statement 157, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with Statement 157.

This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The Company has not early adopted this new pronouncement and is currently reviewing the effect it will have on its consolidated financial statements.

LINCOLN PARK BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

FSP FAS 115-2 and FAS 124-2

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 115-2 and FAS 124-2 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The Company has not early adopted this new pronouncement and is currently reviewing the effect it will have on its consolidated financial statements.

FSP FAS 107-1 and APB 28-1

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments The Company has not early adopted this new pronouncement and is currently reviewing the effect it will have on its consolidated financial statements.

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

Comparison of Financial Condition at March 31, 2009 and December 31, 2008

Total assets increased by $809,000, or 0.59%, to $138.2 million at March 31, 2009, from $137.4 million at December 31, 2008. At March 31, 2009, the level of cash and cash equivalents increased by $1.8 million, or 42.8%, to $5.8 million from $4.1 million at December 31, 2008.

Securities available for sale decreased by $1.2 million, or 11.8%, to $9.0 million at March 31, 2008, when compared with $10.2 million at December 31, 2008. The decrease was mainly due to principal repayments of $1.1 million on Collateralized Mortgage Obligations (CMOs). In the quarter ended March 31, 2009, an other-than-temporary impairment loss of $51,000 was recorded in the available for sale equity portfolio. These losses related to thirteen closed end mutual funds and two common stocks. The equity securities were considered to be other-than-temporarily impaired due to present economic conditions and ongoing losses on these and similar equities. Net unrealized losses on available for sale securities were $28,000 and $14,000 at March 31, 2009 and December 31, 2008, respectively, representing less than 1.0% of the available for sale portfolio at both dates. Securities held to maturity decreased by $641,000, or 1.5%, to $42.9 million at March 31, 2008 when compared with $43.5 million at December 31, 2008. The decrease was due to repayments of principal of $7.0 million on CMOs, maturities and calls of $1.9 million on U.S. Government Agencies, partially offset by purchases of $8.3 million in CMOs. Net unrealized losses on held to maturity securities were $444,000 and $323,000 at March 31, 2009 and December 31, 2008, respectively, representing approximately 1% of the held to maturity portfolio at both dates.

We have evaluated all securities with unrealized losses at March 31, 2009. Except for the securities on which impairment losses were recorded, as discussed above, we have concluded that all unrealized losses at March 31, 2009, were not other-than-temporary.

At March 31, 2009, loans receivable increased by $1.0 million or 1.4% to $75.5 million when compared with $74.5 million at December 31, 2008. The increase in loans receivable was funded by principal repayments on our securities portfolio.

Federal Home Loan Bank of New York (“FHLB”) stock decreased by $113,000, or 4.7%, to $2.3 million at March 31, 2009 when compared to $2.4 million at December 31, 2008, primarily due to a decrease in borrowings.

Other assets increased by $58,000, or 11.1%, to $580,000 at March 31, 2009 from $522,000 at December 31, 2008. The increase was primarily due to an increase in deferred tax assets.

Total deposits increased by $3.3 million, or 4.6%, to $76.3 million at March 31, 2009 from $73.0 million at December 31, 2008. The increase in deposits was due to a management decision to be more competitive with deposit rates.

LINCOLN PARK BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition at March 31, 2009 and December 31, 2008 (Continued)

Advances from the FHLB decreased by $2.5 million, or 5.01%, to $47.5 million at March 31, 2009 when compared with $50.0 million at December 31, 2008. The increase in deposits facilitated the repayment of borrowings at the FHLB.

Stockholders’ equity totaled $13.2 million at March 31, 2009 and $13.1 million at December 31, 2008, respectively, reflecting net income of $72,000, and an aggregate expense of $20,000 for the ESOP, restricted stock, and stock options, for the three months ended March 31, 2009. Accumulated other comprehensive loss totaled $150,000 and $156,000 at March 31, 2009 and December 31, 2008, respectively, representing a 3.9% decrease.

Comparison of Operating Results for the Three Months Ended March 31, 2009 and 2008

General. For the three months ending March 31, 2009, the Company recorded net income of $72,000 compared to a net loss of $2,000 for the three months ending March 31, 2008. The increase in net income reflects an increase in total interest income offset by increases in total interest expense, total non-interest expense, provision for loan losses, and income tax expense and a decrease in non-interest income.

Interest Income. Interest income increased by $435,000, or 32.3%, to $1.8 million for the three months ended March 31, 2009, from $1.3 million for the three months ended March 31, 2008. The increase in interest income was due to increases of $478,000 in interest income from securities, offset by decreases of $26,000 and $17,000 in interest income from loans and other interest-earning assets, respectively.

Interest income from loans decreased by $26,000, or 2.5%, to $1.02 million for the three months ended March 31, 2009, from $1.05 million for the three months ended March 31, 2008. The average balance of loans increased to $75.1 million during the quarter ended March 31, 2009 from $73.1 million during the quarter ended March 31, 2008, but the average yield decreased to 5.43% from 5.72%. Interest income from securities, including available for sale and held to maturity, increased $478,000, or 167.7%, to $763,000 for the three months ended March 31, 2009, from $285,000 for the three months ended March 31, 2008. The increase in interest income from securities was due to an increase in the average yield to 5.86% in 2009 from 5.13% in 2008, and an increase of $30.0 million or 134.7% in the average balance of securities to $52.1 million in 2009 from $22.2 million in 2008.

Interest income from other interest-earning assets decreased $17,000, or 100.0%, to $0 for the three months ended March 31, 2009, from $17,000 for the three months ended March 31, 2008. The decrease in interest income from other interest-earning assets was due to a decrease in the average yield to 0.00% in 2009, compared to 2.47% in 2008. The significant decrease in the average yield was due to the drastic reduction in overnight interest rates on deposits at correspondent banks. The average balance of other interest-earning assets increased by $3.6 million to $6.4 million in 2009 compared to $2.8 million in 2008.

Interest Expense. Total interest expense increased $146,000, or 18.9%, to $919,000 for the three months ended March 31, 2009, from $773,000 for the three months ended March 31, 2008. The interest expense on interest-bearing deposits decreased by $98,000, or 17.6%, to $458,000 in 2009 when compared with $556,000 in the comparable 2008 period. The decrease in interest expense on deposits resulted from a decrease in the average cost of interest-bearing deposits to 2.55% from 3.54%, partially offset by an increase in the average balance of interest-bearing deposits to $71.8 million in 2009 from $62.8 million in 2008.

LINCOLN PARK BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended March 31, 2009 and 2008 (Continued)

Interest expense on borrowed money increased $244,000 or 112.4% to $461,000 in 2009 from $217,000 in the comparable 2008 period. The increase was due to a $26.6 million increase in the average balance of borrowed money to $48.3 million in 2009 from $21.8 million in 2008, partially offset by a decrease in the cost of borrowed money to 3.81% in 2009 from 3.98% in 2008.

Net Interest Income. Net interest income increased $289,000, or 50.3%, to $864,000 for the three months ended March 31, 2009 from $575,000 for the three months ended March 31, 2008. Our interest rate spread increased to 2.28% in 2009 from 1.84% in 2008, and our net interest margin increased to 2.59% in 2009 from 2.34% in 2008.

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

Based on our evaluation of these factors, we recorded provision for loan losses of $40,000 for the three months ended March 31, 2009 and $20,000 for the three months ended March 31, 2008. We had charge-offs of $500 during the three month period ended March 31, 2009 and no charge-offs in the comparable 2008 period. We used the same methodology and generally similar assumptions in assessing the allowance for both periods. The allowance for loan losses was $339,000, or 0.45% of gross loans outstanding at March 31, 2009, as compared with $ 301,000, or 0.40% of gross loans at December 31, 2008, and $207,000, or 0.28% of gross loans outstanding at March 31, 2008. The allowance for loan losses at March 31, 2009, consisted of $147,000 of specific allowances and $192,000 of general allowances. The level of the allowance is based on estimates, and the ultimate losses may vary from the estimates.

Non-interest Income (Loss). Non-interest income (loss) decreased by $40,000 to ($12,000) for the three months ended March 31, 2009, compared to $28,000 for the three months ended March 31, 2008. The primary reason for the decrease was the recording of impairment losses of $51,000 on securities available for sale, offset by a $10,000 gain recorded on the sale of a security held to maturity in 2009, when compared to a loss of $1,000 recorded on calls of held to maturity securities recorded in 2008. The gain of $10,000 was recorded on the sale of an impaired bond that was written down to its fair value at December 31, 2008.

Non-interest Expenses. Non-interest expenses were $690,000 and $587,000 for the three months ended March 31, 2009 and 2008, respectively, representing an increase of $103,000 or 17.6%. The increase in non-interest expenses was primarily due to increases of $15,000 in occupancy expenses, $31,000 in audit and accounting services, $50,000 in salaries and employee benefits expense, and $13,000 in FDIC insurance premiums, partially offset by a decrease of $11,000 in miscellaneous expense

Salary and employee benefits increased by $50,000 or 18.7% to $318,000 in 2009 from $268,000 in 2008. The increase was primarily due to an addition in full time personnel. Occupancy expenses increased $15,000 or 40.5% to $52,000 in 2009 from $37,000 in 2008 due to increased expenditure in repairs, maintenance and snow removal. Audit and accounting fees increased by $31,000 or 281.8% to $42,000, for the three months ended March 31, 2009, when compared to $11,000 for the comparable period in 2009. This increase reflects the Sarbanes Oxley audit requirement the Company will be subject to in the year 2009. FDIC premiums increased by $13,000 or 650.0% to $15,000 in 2009, compared to $2,000 in 2008. This increase was due to a increased assessment from the FDIC.

LINCOLN PARK BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended March 31, 2009 and 2008 (Continued)

Miscellaneous expenses decreased $11,000 or 6.6% to $157,000 in 2009 from $168,000 in 2008. The primary reason for the decrease was reduced consulting fees and board fees.

The company anticipates a significant increase in the cost of federal deposit insurance from previous year’s levels of five to seven basis points. The FDIC has recently proposed to increase the assessment rate for the most highly rated institutions to between 12 and 16 basis points starting with the first quarter of 2009 and to between 10 and 14 basis points thereafter. Assessment rates could be further increased if an institution’s FHLB advances exceed 15% of deposits. The FDIC has also established a program under which it fully guarantees all non-interest bearing transaction accounts and senior unsecured debt of a bank or its holding company. Institutions that did not opt out of the program by November 14, 2008 have been assessed ten basis points for non-interest bearing transaction balances in excess of $250,000 with the first quarter assessments for 2009 and 75 basis points of the amount of debt issued. Lastly, the FDIC has proposed a special assessment for June 30, 2009 of 20 basis points for all insured institutions. The special assessment would be payable September 30, 2009. Management is currently evaluating the effect of the special assessment and the impact on earnings could be material.

Income Tax Expense. For the three months ended March 31, 2009, provision for income taxes amounted to $50,000, compared to a tax (benefit) of ($2,000) for the three months ended March 31, 2008. The increase in the provision for income taxes was primarily due to an increase of $126,000 in income before income taxes. For the three months ended March 31, 2009, net income before income taxes was $122,000, compared to a net (loss) of ($4,000) before income taxes for the three months ended March 31, 2008.

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

We have emphasized the origination of fixed-rate mortgage loans for retention in our portfolio in order to maximize our net interest income. We accept increased exposure to interest rate fluctuations as a result of our investment in such loans. In a period of rising interest rates, our net interest rate spread and net interest income may be negatively affected. In addition, we have sought to manage and mitigate our exposure to interest rate risks in the following ways:

●	We maintain moderate levels of short-term liquid assets. At March 31, 2009, our short-term liquid assets totaled $5.8 million;

●
We originate for portfolio adjustable-rate mortgage loans and adjustable home equity lines of credit. At March 31, 2009, our adjustable-rate mortgage loans totaled $12.0 million and our adjustable home equity lines of credit totaled $7.4 million;

LINCOLN PARK BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management of Market Risk (Continued)

●
We attempt to increase the maturity of our liabilities as market conditions allow. In particular, in recent years, we have emphasized intermediate- to long-term FHLB advances as a source of funds. At March 31, 2009, we had $38.9 million of FHLB advances with terms to maturity of between three and twelve years; and

●
We invest in securities with step-up rate features providing for increased interest rates prior to maturity according to a pre-determined schedule and formula. However, these step-up rates may not keep pace with rising interest rates in the event of a rapidly rising rate environment. In addition, these investments may be called at the option of the issuer.

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

The table below sets forth, as of March 31, 2009, the latest date for which the vendor has provided Lincoln Park Savings an interest rate sensitivity report of net portfolio value and the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the yield curve.

Change in	Net Portfolio Value			Net Portfolio Value as a Percentage of Present Value of Assets
Interest Rates	Estimated NPV	Amount of Change	Percent of Change	NPV Ratio	Change in Basis Points
(basis points)
(Dollars in Thousands)

+200	$6,671	$(1,910)	(23)%	5.23%	(120) basis points
0	8,581	—	—	6.43%	— basis points
-200	10,316	1,735	20%	7.39%	96 basis points

The table above indicates that at March 31, 2009, in the event of a 200 basis point decrease in interest rates, we would experience a 20% increase in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience a 23% decrease in net portfolio value.

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

The primary sources of investing activity are lending and the purchase of securities. Net loans amounted to $75.5 million and $74.5 million at March 31, 2009 and December 31, 2008, respectively. Securities available for sale totaled $ 9.0 million and $10.2 million at March 31, 2009 and December 31, 2008, respectively. Securities held to maturity totaled $42.9 million and $43.5 million at March 31, 2009 and December 31, 2008, respectively. In addition to funding new loan production and securities purchases through operating and financing activities, such activities were funded by principal repayments on existing loans, mortgage-backed securities, and borrowings from the FHLB.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and interest-bearing deposits. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At March 31, 2009, advances from the FHLB amounted to $47.5 million.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At March 31, 2009, the Bank has outstanding commitments to originate loans of $1.2 million, standby letters of credit of $49,000, and unused lines of credit of $7.5 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2009, totaled $39.1 million. Management believes that, based upon its experience and the Bank’s deposit flow history, a significant portion of such deposits will remain with the Bank.

LINCOLN PARK BANCORP AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Continued)

The following table sets forth the Bank’s capital position at March 31, 2009, as compared to the minimum regulatory capital requirements:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Total Risk Based Capital (to risk-weighted assets)	$11,890	18.67%	$5,095	8.00%	$6,369	10.00%

Tier 1 Capital (to risk-weighted assets)	11,698	18.37%	2,548	4.00%	3,821	6.00%

Core (Tier 1) Capital (to average total assets)	11,698	8.58%	5,454	4.00%	6,818	5.00%

Tangible Capital (to average total assets)	11,698	8.58%	2,045	1.50%	—	—

LINCOLN PARK BANCORP AND SUBSIDIARY
CONTROLS AND PROCEDURES

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk

Not applicable. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management of Market Risk” herein.

ITEM 4T.	Controls and Procedures

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

Neither Company nor the Bank is involved in any pending legal proceedings other then routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

ITEM 1A.	Risk Factors

Not applicable.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	a)	Not applicable

	b)	Not applicable

	c)	Information regarding the Company’s purchases of its equity securities (common stock) during the three months ended March 31, 2009 is summarized below:

	Total Number of Shares Purchased	Average Price Paid For Shares	Total Number of Shares Purchased Under a Publicly Announced Repurchase Plan	Maximum Number of Shares That May Yet Be Purchased Under Repurchased Plan
January 1 – January 31	—	—	48,255	35,305
February 1 – February 28	—	—	48,255	35,305
March 1 – March 31	—	—	48,255	35,305

On August 27, 2007, the Company announced that its Board of Directors authorized a stock repurchase program to repurchase up to 41,780 shares. On May 30, 2008, the Company announced that it’s Board of Directors authorized an increase in the repurchase program by 41,780 shares. As of March 31, 2009, an additional 35,305 shares remains to be purchased under the program.

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

LINCOLN PARK BANCORP

Date:	May 14, 2009	/s/ David G. Baker
David G. Baker
President and Chief Executive Officer

Date:	May 14, 2009	/s/ Nandini Mallya
Nandini Mallya
Vice President and Treasurer
(Chief Financial Officer)